Form 10-Q
period 2022-03-31
KnightSwan Acquisition Corp
filed 2022-05-16
CIK 1885444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
March 31
, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-41238

KNIGHTSWAN ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-2165133 (I.R.S. Employer Identification No.)
99 Wall Street, Suite 460
New York, New York 10005
(Address of principal executive offices, including zip code)
(
571
)
420-2333
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable public warrant	KNSW.U	New York Stock Exchange
Class A common stock, par value $0.0001 per share	KNSW	New York Stock Exchange
Public warrants, each whole public warrant exercisable for one share of Class A common stock at an exercise price of $11.50 per share	KNSW WS	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “
Exchange Act
”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes
  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
 Yes
  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes
☒
    No  ☐
As of
May 16, 2022
,
23,000,000
 Class A common stock, par value $0.0001 per share (the “
Class
 A Common Stock
”), and
5,750,000
 Class B common stock, par value $0.0001 per share (the “
Class
 B Common Stock
” or the “
Founder Shares
”), were issued and outstanding.

KNIGHTSWAN ACQUISITION CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED MARCH 31, 2022

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
(
Unaudited
)

	March 31,	December 31,
	2022	2021

	(unaudited)
ASSETS
Current Assets:
Cash	$1,598,672	$2,020
Prepaid expenses	251,527	35
Other current assets	767,017	—

Total Current Assets	2,617,216	2,055
Other assets	431,357	—
Deferred offering costs	—	429,168
Investments held in the Trust Account	235,771,456	—

Total Assets	$238,820,029	$431,223

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDER’S DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$17,322	$5,975
Accrued offering costs	—	305,000
Advances from related party	—	101,326
Note payable - Sponsor	—	86,000

Total Current Liabilities	17,322	498,301
Other long-term liabilities	1,506,000	—
Deferred underwriting commission	6,900,000	—

Total Liabilities	8,423,322	498,301
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 and no shares outstanding as of March 31, 2022 and December 31, 2021, respectively (at $10.25 per share)	235,750,000	—
Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 24,000,000 shares authorized, 5,750,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(5,353,868)	(92,078)

Total Stockholders’ Deficit	(5,353,293)	(67,078)

Total Liabilities, Common Stock subject to Possible Redemption and Stockholders’ Deficit	$238,820,029	$431,223

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENT OF OPERATIONS
(
Unaudited
)

For the Three Months
Ended
March 31,
2022

(unaudited)
EXPENSES
Administrative fee - related party	$43,871
General and administrative	1,084,910

TOTAL EXPENSES	1,128,781

OTHER INCOME
Investment income from the Trust Account	21,456

TOTAL OTHER INCOME	21,456

LOSS BEFORE INCOME TAX PROVISION	(1,107,325)

Income tax provision	—

Net loss	$(1,107,325)

Basic and diluted weighted average shares outstanding, Class A Common Stock	16,611,111

Basic and diluted net loss per share of Class A Common Stock	$(0.05)

Weighted average number of shares of Class B Common Stock outstanding, basic and diluted	5,541,667

Basic and diluted net loss per share of Class B Common Stock	$(0.05)

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022
(
Unaudited
)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, January 1, 2022	5,750,000	$575	$24,425	$(92,078)	$(67,078)
Profit rights interest compensation	—	—	105,119	—	105,119
Proceeds from Public Warrants	—	—	9,319,961	—	9,319,961
Proceeds from Private Warrants	—	—	13,100,000	—	13,100,000
Value of transaction costs allocated to the fair value of equity instruments	—	—	(499,039)	—	(499,039)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(22,050,466)	(4,154,465)	(26,204,931)
Net loss	—	—	—	(1,107,325)	(1,107,325)

Balance, March 31, 2022	5,750,000	$575	$—	$(5,353,868)	$(5,353,293)

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENT OF CASH FLOWS
(
Unaudited
)

For the Three
Months Ended
March 31,
2022

Cash Flows From Operating Activities:
Net loss	$(1,107,325)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in the Trust Account	(21,456)
Profit interest compensation	105,119
Changes in operating assets and liabilities:
Prepaid expenses	(251,492)
Other current assets	(767,017)
Other assets	(431,357)
Accounts payable and accrued expenses	23,649
Other liabilities	1,506,000

Net Cash Used In Operating Activities	(943,879)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(235,750,000)

Net Cash Used In Investing Activities	(235,750,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	225,400,000
Sale of Private Placement Warrants to the Sponsor	13,100,000
Repayment of the Sponsor promissory note	(86,000)
Proceeds from related party advances	38,500
Repayment of related party advances	(152,128)
Payment of offering costs, net of reimbursements	(9,841)

Net Cash Provided By Financing Activities	238,290,531

Net change in cash	1,596,652
Cash at beginning of period	2,020

Cash at end of period	$1,598,672

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$6,900,000
Class A Common Stock measurement adjustment	$26,204,931
Operating costs paid by related party on behalf of the Company	$12,302
The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)
NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS
KnightSwan Acquisition Corporation (the “Company”) was incorporated in Delaware on August 13, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or sector for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 13, 2021 (inception) through March 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The registration statement for the Company’s Initial Public Offering was declared effective on January 20, 2022. On January 25, 2022, the Company consummated the Initial Public Offering of 23,000,000 units (“Units” and, with respect to the shares of common stock included in the Units being offered, the “Public Shares”), generating gross proceeds of $230,000,000, which is described in Note 3.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 13,100,000 warrants (the “Private Placement Warrants”) to KnightSwan Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $13,100,000.
As of January 25, 2022, net offering costs amounted to $11,634,010, consisting of $
4,200,000
of underwriting fees, $6,900,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $534,010 of other costs related to the Initial Public Offering. Cash of $1,598,672 was held outside of the Trust Account on March 31, 2022 and was available for working capital purposes. As described in Note 6, the $6,900,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering, or such later date as permitted by the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”).
Following the closing of the Initial Public Offering on January 25, 2022, an amount of $235,750,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.
The Company must complete one or more initial Business Combinations with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the Trust Account (as defined below) (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.25 per Unit sold in the Initial Public Offering, including proceeds of the Private Placement Warrants, will be held in the Trust Account.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

The

Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $
10.25
per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
.”
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s Certificate of Incorporation. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of a company require common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC
470-20.
The Class A common stock is subject to ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, we have the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We have elected to recognize the changes immediately. The accretion or remeasurement will be treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in
capital). The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.
The Company will not redeem Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001 (so that it does not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to the Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the outstanding shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the SEC and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.
Notwithstanding the foregoing, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Public Shares, without the prior consent of the Company.
The Sponsor has agreed (a) to waive its redemption rights with respect to the Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to stockholders’ rights or pre-
business combination activity, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

If

the Company has not completed a Business Combination within
18
months from the closing of the Initial Public Offering, or such later time period as permitted by the Certificate of Incorporation (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten
business days thereafter, redeem the Public Shares, at a
per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $
100,000
of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no
redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
The Sponsor has agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).
In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.25 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.25 per public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Management’s Plan
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,”
management believes that the funds which the
Company has available following the completion of the Initial Public Offering will enable it to sustain operations for a period of at least one-year
from the issuance date of these financial statements. Accordingly, substantial doubt about the Company’s ability to continue as a going concern as disclosed in previously issued financial statements has been alleviated.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“
US GAAP
”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the financial condensed statements prepared in accordance with US GAAP have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Registration Statement on Form
S-1
(File
No. 333-261856)
(the “Registration Statement”) and with the Current Report on Form
8-K
filed with the SEC on February 1, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

Emerging Growth Company
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of the condensed financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Investments held in Trust Account
At March 31, 2022 and December 31, 2021, the Company had approximately
 $235.8 million and $0
in cash held in the Trust Account, respectively. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.
Offering Costs associated with the Initial Public Offering
The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC
340-10-S99-1
and SEC Staff Accounting Bulletin (“SAB”) Topic 5A. Offering costs of $534,010 consisted principally of costs incurred in connection with preparation for the Initial Public Offering, such as professional fees and listing and filing fees. Upon close of the initial public offering, the underwriter made a payment to the Company in an amount equal to $400,000 to reimburse the Company for offering costs. This reimbursement amount was netted with the initial underwriting fee. These offering costs, together with the underwriter fees of $11,100,000, were allocated between temporary equity and additional paid in capital in a relative fair value method upon completion of the Initial Public Offering.
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at January 25, 2022, the shares of Class A common stock subject to possible redemption in the amount of $235,750,000 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

The

Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares of Class A Common Stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A Common Stock resulted in charges against additional paid-in
capital and accumulated deficit.
At March 31, 2022, the shares of Class A common stock reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Offering costs allocated to Class A common stock	(11,134,970)
Proceeds allocated to Public Warrants	(9,319,961)
Plus:
Accretion of carrying value to redemption value	26,204,931

Class A common stock subject to possible redemption	$235,750,000

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “
Income Taxes
.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s deferred tax assets were deemed to be de minimis as of March 31, 2022 and December 31, 2021.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share.
” Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of March 31, 2022, the warrants are exercisable to purchase 11,500,000 shares of Class A common stock in the aggregate.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

The

following table reflects the calculation of basic and diluted net income per share of common stock.

Three months ended
March 31,
2022
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock	$(830,367)
Denominator: Basic and diluted weighted average shares outstanding	16,611,111

Basic and diluted net loss per share, Class A Common Stock	$(0.05)

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock	$(277,021)
Denominator: Basic and diluted weighted average shares outstanding	5,541,667

Basic and diluted net loss per share, Class B Common Stock	$(0.05)

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account.
Fair Value of Financial Instruments
Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. US GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Stock-Based Compensation
The Company measures stock-based compensation at fair value on the grant date of the award. The Company measured the fair value of the units on the grant date of the award utilizing a valuation model which considers certain assumptions. These assumptions include the probability of completion of a public offering, the probability of initial business combination and estimated concessions.
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
NOTE 3 — INITIAL PUBLIC OFFERING
Pursuant to the Initial Public Offering, the Company sold 23,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $230,000,000, including 3,000,000 units purchased by the underwriter in connection with their full exercise of their option to purchase additional units. Each Unit consists of one share of the Company’s Class A common stock, par value $0.0001 per share (the “Class A common stock”), and one-half
of one redeemable public warrant of the Company (each whole public warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole share of Class A Common Stock at a price of $11.50 per share, subject to adjustment.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

NOTE 4 — PRIVATE PLACEMENTS
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 13,100,000 private placement warrants (the “Private Placement Warrants”) to KnightSwan Sponsor LLC (the “Sponsor”) at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $13,100,000. This included 1,350,000 Private Placement Warrants purchased by the Sponsor in connection with the underwriter exercising its option to purchase additional units in full. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).
The proceeds from the sale of the Private Placement Warrants will be added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.
NOTE 5 — RELATED PARTIES
Founder Shares
On September 3, 2021, the Sponsor received 5,750,000 shares of the Company’s Class B common stock (the “Founder Shares”) for $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriter’s over-allotment is not exercised in full or in part. In connection with the exercise of the underwriters’ overallotment option, these shares are no longer subject to forfeiture.
The holders of the Founder Shares have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after a Business Combination, or
(y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Stockholders having the right to exchange their shares of common stock for cash, securities or other property.
Promissory Note — Related Party
On August 13, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June 30, 2022 or (ii) the consummation of the Proposed Public Offering. During January 2022, the Company borrowed $124,500 under the Promissory Note. As of March 31, 2022 and December 31, 2021, the $0 and $86,000 were under the Promissory Note were paid in full, respectively.
Due to Related Party
The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of January 25, 2022, there was $25,750 due to the related party for offering costs and $87,878 due to the related party for operating costs. The outstanding balance as of March 31, 2022 and December 31, 2021 was $0 and $101,326, respectively.
General and Administrative Services
Commencing on the date the Units are first listed on The New York Stock Exchange (the “NYSE”), the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 18 months, assuming the Sponsor does not extend the period of time to complete an Initial Business Combination pursuant to its Certificate of Incorporation, which includes up to approximately $13,750 per month payable to the Company’s Chief Financial Officer (the “CFO”). Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2022. The Company recorded $43,871 of administrative fees.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

Consulting Services
The Company agreed to reimburse the Sponsor the employment costs for the CFO until the date the Units are first listed on the NYSE in an amount of approximately

$13,750
a month for services rendered prior to the initial public offering. Upon completion of the Initial Public Offering, the Company ceased paying these monthly fees. The Company incurred a total of
$72,154 in employment costs pursuant to the agreement. As of March 31, 2022, no amount was outstanding on the accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
Profits Interest Awards
The Company has granted 135,000 profits interest units in the Sponsor to certain key directors, consultants and the Chief Financial Officer in consideration for their future services to or for the benefit of the Company and for any assistance with the identification, relationship building, assessment, and assistance in the valuation of potential business combination opportunities for the Company. The profits interest units generally vest subject to the applicable holder’s continued services through the applicable vesting date, provided that upon a termination for cause or a breach of restrictive covenants, all profits interest units held by the applicable holder will be forfeited. The profit interest units have a grant date fair value of $6.54 per unit or an aggregate of $883,001 and the expense associated with these awards will be recognized over the applicable vesting period which is expected to be 18 months.
The Company measured the fair value of the units on the grant date of the award utilizing a valuation model which considers certain assumptions.
These assumptions include the probability of completion of an initial business combination and estimated concessions. During the three months ended March 31, 2022, the Company recorded $105,119 in expense related to the profits interest units.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Registration Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any shares of common stock issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A common stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up
restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
The underwriter was paid a cash underwriting discount of $4,600,000, upon the closing of the Initial Public Offering. In addition, the underwriter will be entitled to a deferred fee of $6,900,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
In accordance with the underwriting agreement, the underwriter made a payment to the Company in an amount equal to $400,000 to reimburse certain of Company offering expenses which resulted in the net cash underwriting fee to $4,200,000.
Consulting Agreement
Prior to the consummation of the Initial Public Offering, the Company entered into a consulting agreement with an advisory firm that will assist in the identification, due diligence and assistance in the valuation of potential business combination opportunities for the Company. Pursuant to the agreement, the Company paid the advisory firm $400,000 at the consummation of the Initial Public Offering for services rendered from the inception of the agreement through that date. In addition, in accordance with the terms of the agreement, a percentage of the gross proceeds from the Company’s initial public offering is to be paid to the consultant for services rendered throughout the term of the contract to be due and payable upon the completion of a successful business combination. The Company has included $1,150,000 in other long-term liabilities pertaining to this amount owed.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying condensed balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 24,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
Only holders of the Class B common stock will have the right to vote on the election of directors prior to the Business Combination. Holders of Class B common stock and holders of Class A common stock will vote together as a single class on all matters submitted to a vote of our stockholders except as otherwise required by law. In connection with our initial business combination, we may enter into a stockholders agreement or other arrangements with the stockholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of this offering.
The shares of Class B common stock will automatically convert into Class A common stock at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Proposed Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted
basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of Proposed Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of shares of Class A common stock redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.
Warrants
— Each whole warrant entitles the registered holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of the initial Business Combination. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

The

Company will not be obligated to deliver any shares of Class A common stock pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the shares of Class A common stock issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those shares of Class A common stock is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the shares of Class A common stock issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A common stock until the warrants expire or are redeemed. Notwithstanding the above, if the Class A common stock is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
Redemption of Public Warrants
— Once the Public Warrants become exercisable, the Company may redeem the outstanding public warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each Public Warrant holder; and

•
if, and only if, the last reported sale price of the Class A common stock has been at least $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a
20-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to Public Warrant holders.

The Company will not redeem the Public Warrants as described above unless a registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the Public Warrants is then effective and a current prospectus relating to those shares of Class A common stock is available throughout the
30-day
redemption period or the Company elected to require the exercise of the Public Warrants on a “cashless basis” as described below. If and when the Public Warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.
If the Company calls the Public Warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the Public Warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the Public Warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of Public Warrants will not receive any of such funds with respect to their Public Warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Public Warrants. Accordingly, the Public Warrants may expire worthless.
The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
and will be exercisable at the election of the holder on a “cashless basis”. The warrant agreements contain a provision wherein warrant holders can receive an “alternative issuance”, including as a result of a tender offer that constitutes a change of control.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2022
(
Unaudited
)

The

Company will account for the
24,600,000
warrants to be issued in connection with the Proposed Public Offering (including
11,500,000
Public Warrants and
13,100,000
Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
Such guidance provides that the warrants described above are not precluded from equity classification. Equity-classified contracts are initially measured at fair value (or allocated value). Subsequent changes in fair value are not recognized as long as the contracts continue to be classified in equity.
NOTE 8 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “
Company
,” “
KnightSwan Acquisition Corporation
,” “
our
,” “
us
” or “
we
” refer to KnightSwan Acquisition Corporation, references to “
management
” or “
management team
” refer to the Company’s officers and directors and references to the “
Sponsor
” refer to KnightSwan Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form
10-Q
(this “
Quarterly Report
”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking statements on management’s current expectations, projections and forecasts about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other filings with the SEC. All of these factors are subject to additional uncertainty in the context of the COVID-19 pandemic and the conflict in Ukraine, which are having impacts on our business and markets generally and the economy as a whole. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.
Overview
We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar initial business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering (the “
Initial Public Offering
”) and the sale of the private placement warrants, our share capital, debt or a combination of cash, share capital and debt.
We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.
Results of Operations
We have neither engaged in any operations nor generated any revenues through March 31, 2022. All activity for the period from August 13, 2021 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had a net loss of $1,107,325, which consists of operating costs of $1,128,781 offset by interest income on investments held in the trust account of $21,456.

Liquidity and Capital Resources
On January 25, 2022, we consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option, generating gross proceeds of $230,000,000 as described in Note 3 to the condensed financial statements. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 13,100,000 private placement warrants (the “
Private Placement Warrants
”) at a price of $1.00 per Private Placement Warrant in a private placement transaction to the Sponsor, generating gross proceeds of $13,100,000 as described in Note 4 to the condensed financial statements.
Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $235,750,000 was placed in the trust account. We incurred $11,634,010 in costs related to the Initial Public Offering, consisting of $4,200,000 of underwriting fees, $6,900,000 of deferred underwriting fees and $534,010 of other offering costs.
For the three months ended March 31, 2022, cash used in operating activities was $943,879. The net loss of $1,107,325 was affected by interest earned on investments held in the trust account of $21,456, profit interest compensation of $105,119 and changes in operating assets and liabilities provided $79,783 of cash for operating activities.
As of March 31, 2022, we had investments held in the trust account of $235,771,456 (including $21,456 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination.
As of March 31, 2022, we had cash of $1,598,672 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete our initial business combination.
In order to fund working capital deficiencies or finance transaction costs in connection with our initial business combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s executive officers and directors may, but are not obligated to, loan the Company funds as may be required. If we complete our initial business combination, we will repay such working capital loans. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such working capital loans but no proceeds from the trust account would be used for such repayment. Up to $2,000,000 of such working capital loans may be convertible into warrants at a price of $1.50 per warrant, at the option of the lender. The warrants would be identical to the Private Placement Warrant.
We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth
due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to complete our initial business combination or because we become obligated to redeem a significant number of the Public Shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such initial business combination.
Off-Balance
Sheet Arrangements
We did not have any
off-balance
sheet arrangements as of March 31, 2022.

Contractual Obligations
We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a sum of $20,000 per month for office space and secretarial and administrative services. We began incurring these fees on January 25, 2022 and will continue to incur these fees monthly until the earlier of the completion of the initial business combination and our liquidation.
The underwriters and a consultant are entitled to deferred fees in the aggregate of $0.35 per Unit, or $6,900,000 due to the underwriter and $1,150,000 pursuant to a consulting agreement (see below). The deferred underwriting fee and the consulting fee will become payable to the underwriters and consultant from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.
Consulting Agreement
Prior to the consummation of the Initial Public Offering, the Company entered into a consulting agreement with an advisory firm that will assist in the identification, due diligence and assistance in the valuation of potential business combination opportunities for the Company. Pursuant to the agreement, the Company paid the advisory firm $400,000 at the consummation of the Initial Public Offering for services rendered from the inception of the agreement through that date. In addition, in accordance with the terms of the agreement, a percentage of the gross proceeds from the Company’s initial public offering is to be paid to the consultant for services rendered throughout the term of the contract to be due and payable upon the completion of a successful business combination. The Company has included $1,150,000 in other long-term liabilities pertaining to this amount owed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Not required for smaller reporting companies.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings.
None.
Item 1A. Risk Factors.
Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in our registration statement on Form
S-1
(File
No. 333-261856),
declared effective by the Securities Exchange Commission (the “
SEC
”) on January 20, 2022 (the “
Registration Statement
”). As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Registration Statement. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On August 13, 2021, the Sponsor paid $25,000, or approximately $0.0043 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 shares of Class B Common Stock, par value $0.0001 each. As the underwriters’ over-allotment option was exercised in full as part of the Initial Public Offering, none of the shares of Class B Common Stock are subject to forfeiture. The shares of Class B Common Stock were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
On January 25, 2022, the Company consummated the Initial Public Offering of 23,000,000 Units, which included the exercise in full by the underwriters of their over-allotment option to purchase up to 3,000,000 additional units. Each Unit consists of one share of Class A Common Stock and one-half
of one redeemable public warrant (each whole warrant, a “
Public Warrant
”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per unit, generating gross proceeds of $230,000,000 to the Company. RBC Capital Markets, LLC acted as the sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on January 20, 2022.
Concurrently with the consummation of the Initial Public Offering, the Company consummated the private placement of an aggregate of 13,100,000 Private Placement Warrants to the Sponsor at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $13,100,000 to the Company. The Private Placement Warrants are identical to the Public Warrants included as part of the units sold in the Initial Public Offering, except that: (1) the Private Placement Warrants will not be redeemable by us, (2) the Private Placement Warrants (including the Class A Common Stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our initial business combination, (3) the Private Placement Warrants may be exercised by the holders on a cashless basis and (4) the holders thereof (including with respect to the shares of Class A Common Stock issuable upon exercise of these warrants) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the private placement of the Private Placement Warrants to the Sponsor. The issuance and sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Use of Proceeds
Of the gross proceeds received from the sale of the Units and the Private Placement Warrants in the Initial Public Offering, $235,750,000 was placed in the trust account, comprised of $230,000,000 of the proceeds from the Initial Public Offering and $5,750,000 of the proceeds from the sale of the Private Placement Warrants. The Company paid a total of $4,200,000 in underwriting discounts and commissions and $534,010 for other costs and expenses related to the Initial Public Offering.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-41238) filed with the Securities and Exchange Commission on January 26, 2021).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document-this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KNIGHTSWAN ACQUISITION CORPORATION

Date: May 16, 2022	By:	/s/ Brandee Daly
		Name:	Brandee Daly
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Matthew McElroy
		Name:	Matthew McElroy
		Title:	Chief Financial Officer (Principal Financial Officer)