Form 10-Q
period 2022-06-30
KnightSwan Acquisition Corp
filed 2022-08-11
CIK 1885444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission File Number:
001-41238

KNIGHTSWAN ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-2165133
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
99 Wall Street, Suite 460
New York, New York 10005
(Address of principal executive offices, including zip code)
(571)
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
As of August 11, 2022,
23,000,000 Class A common stock, par value $0.0001 per share (the “
Class
 A Common Stock
”), and 5,750,000 Class B common stock, par value $0.0001 per share (the “
Class
 B Common Stock
” or the “
Founder Shares
”), were issued and outstanding.

KNIGHTSWAN ACQUISITION CORPORATION
KNIGHTSWAN ACQUISITION CORPORATION
FORM
10-Q
FOR THE QUARTER ENDED JUNE 30, 2022

1

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Current Assets:
Cash	$1,322,708	$2,020
Prepaid expenses	244,840	35
Other current assets	766,667	—

Total Current Assets	2,334,215	2,055
Other assets	182,472	—
Deferred offering costs	—	429,168
Investments held in the Trust Account	236,091,124	—

Total Assets	$238,607,811	$431,223

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$108,017	$5,975
Accrued offering costs	—	305,000
Advances from related party	—	101,326
Note payable—Sponsor	—	86,000

Total Current Liabilities	108,017	498,301
Other long-term liabilities	1,556,000	—
Deferred underwriting commission	6,900,000	—

Total Liabilities	8,564,017	498,301
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 and no shares outstanding as of June 30, 2022 and December 31, 2021, respectively (at redemption price)	235,992,494	—
Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 24,000,000 shares authorized, 5,750,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	147,167	24,425
Accumulated deficit	(6,096,442)	(92,078)

Total Stockholders’ Deficit	(5,948,700)	(67,078)

Total Liabilities, Common Stock subject to Possible Redemption and Stockholders’ Deficit	$238,607,811	$431,223

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(
Unaudited
)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
EXPENSES
Administrative fee—related party	$60,000	$103,871
General and administrative	759,748	1,844,658

TOTAL EXPENSES	819,748	1,948,529

OTHER INCOME
Investment income from the Trust Account	319,668	341,124

TOTAL OTHER INCOME	319,668	341,124

LOSS BEFORE INCOME TAXES	(500,080)	(1,607,405)

Income tax provision	—	—

Net loss	$(500,080)	$(1,607,405)

Basic and diluted weighted average shares outstanding, Class A Common Stock	23,000,000	19,823,204

Basic and diluted net loss per share of Class A Common Stock	$(0.02)	$(0.06)

Weighted average number of shares of Class B Common Stock outstanding, basic and diluted	5,750,000	5,646,409

Basic and diluted net loss per share of Class B Common Stock	$(0.02)	$(0.06)

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’
DEFICIT FOR THE SIX MONTHS ENDED JUNE 30, 2022
(
Unaudited
)

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2022	5,750,000	$575	$24,425	$(92,078)	$(67,078)
Profit rights interest compensation	—	—	105,119	—	105,119
Proceeds from Public Warrants	—	—	9,319,961	—	9,319,961
Proceeds from Private Warrants	—	—	13,100,000	—	13,100,000
Value of transaction costs allocated to the fair value of equity instruments	—	—	(499,039)	—	(499,039)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(22,050,466)	(4,154,465)	(26,204,931)
Net loss	—	—	—	(1,107,325)	(1,107,325)

Balance, March 31, 2022	5,750,000	$575	$—	$(5,353,868)	$(5,353,293)
Profit rights interest compensation	—	—	147,167	—	147,167
Accretion of Class A common stock to redemption value	—	—	—	(242,494)	(242,494)
Net loss	—	—	—	(500,080)	(500,080)

Balance, June 30, 2022	5,750,000	$575	$147,167	$(6,096,442)	$(5,948,700)

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(
Unaudited
)

For the Six Months Ended June 30, 2022
Cash Flows From Operating Activities:
Net loss	$(1,607,405)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Profit interest compensation	252,286
Income from investments held in the Trust Account	(341,124)
Changes in operating assets and liabilities:
Prepaid expenses	(244,805)
Other current assets	(766,667)
Other assets	(182,472)
Accounts payable and accrued expenses	114,344
Other liabilities	1,556,000

Net Cash Used In Operating Activities	(1,219,843)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(235,750,000)

Net Cash Used In Investing Activities	(235,750,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	225,400,000
Sale of Private Placement Warrants to the Sponsor	13,100,000
Repayment of the Sponsor promissory note	(86,000)
Proceeds from related party advances	38,500
Repayment of related party advances	(152,128)
Payment of offering costs, net of reimbursements	(9,841)

Net Cash Provided By Financing Activities	238,290,531

Net change in cash	1,320,688
Cash at beginning of period	2,020

Cash at end of period	$1,322,708

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$6,900,000
Class A Common Stock measurement adjustment	$26,447,425
Operating costs paid by related party on behalf of the Company	$12,302

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2022

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
All activity for the period from August 13, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
As of January 25, 2022, net offering costs amounted to $11,634,010, consisting of $4,200,000 of underwriting fees, $6,900,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $534,010 of other costs related to the Initial Public Offering. Cash of $1,322,708 was held outside of the Trust Account on June 30, 2022 and was available for working capital purposes. As described in Note 6, the $6,900,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering, or such later date as permitted by the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”).
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

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2022

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “
Distinguishing Liabilities from Equity
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

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2022

If the Company has not completed a Business Combination within 18 months from the closing of the Initial Public Offering, or such later time period as permitted by the Certificate of Incorporation (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to pay taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.
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
Going Concern
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that if the Company is unsuccessful in consummating an initial business combination within 18 months from the closing of the IPO (July 25, 2023 – less than 12 months from the date of these unaudited financial statements), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2022

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“
US GAAP
”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2021 filed with the SEC on the Registration Statement on Form
S-1
(File
No. 333-261856)
(the “Registration Statement”) and with the Current Report on Form
8-K
filed with the SEC on February 1, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.

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
Investments held in Trust Account
At June 30, 2022 and December 31, 2021, the Company had approximately $236.1 million and $0 in cash held in the Trust Account, respectively. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.
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
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at
June 30
, 2022, the shares of Class A common stock subject to possible redemption in the amount of $235,992,494 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2022

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company’s deferred tax assets were deemed to be de minimis as of June 30, 2022 and December 31, 2021.
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
The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of June 30, 2022, the warrants are exercisable to purchase 11,500,000 shares of Class A common stock in the aggregate.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2022

The following table reflects the calculation of basic and diluted net loss
per share of common stock.

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Class A Common Stock
Numerator: Loss allocable to Class A Common Stock	$(400,064)	$(1,251,056)
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	19,823,204

Basic and diluted net loss per share, Class A Common Stock	$(0.02)	$(0.06)

Class B Common Stock
Numerator: Loss allocable to Class B Common Stock	$(100,016)	$(356,349)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,646,409

Basic and diluted net loss per share, Class B Common Stock	$(0.02)	$(0.06)

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
June 30, 2022

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
The amounts outstanding under the Promissory Note were paid in full at the close of the
IPO. As
of June 30, 2022 and December 31, 2021, the

outstanding balance was
$0 and $86,000, respectively.
Due to Related Party
The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of January 25, 2022, there was $25,750 due to the related party for offering costs and $87,878 due to the related party for operating costs. The outstanding balance as of June 30, 2022 and December 31, 2021 was $0 and $101,326, respectively.
General and Administrative Services
Commencing on the date the Units are first listed on The New York Stock Exchange (the “NYSE”), the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 18 months, assuming the Sponsor does not extend the period of time to complete an Initial Business Combination pursuant to its Certificate of Incorporation, which includes up to approximately $13,750 per month payable to the Company’s Chief Financial Officer (the “CFO”). Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended June 30, 2022
, the
Company recorded $60,000 and $103,871 of administrative fees, respectively.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
June 30, 2022

Consulting Services
The Company agreed to reimburse the Sponsor the employment costs for the CFO until the date the Units were
 first listed on the NYSE in an amount of approximately $13,750 a month for services rendered prior to the initial public offering. Upon completion of the Initial Public Offering, the Company ceased paying these monthly fees. The Company incurred a total of $72,154 in employment costs pursuant to the agreement. As of June 30, 2022, no amount was outstanding on the accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
Profits Interest Awards
On January 25, 2022, the Sponsor granted
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
These assumptions include the probability of completion of an initial business combination and estimated concessions. During the three and six months ended June 30, 2022, the Company recorded $147,167 and $252,286 in expense related to the profits interest units, respectively.
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
June 30, 2022

Underwriting Agreement
The Company granted the underwriter a
45-day
option from the date of Initial Public Offering to purchase up to
3,000,000
additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
 The underwriter elected to fully exercise the over-allotment option on January 25, 2022 in conjunction with the consummation of the Initial Public Offering.
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
In accordance with the underwriting agreement, the underwriter made a payment to the Company in an amount equal to $400,000 to reimburse certain of Company offering expenses which reduced
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
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying condensed balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 24,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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
June 30, 2022

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
June 30, 2022

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
Results of Operations
All activity for the period from August 13, 2021 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating
income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2022, we had a loss of $500,080, which consists of operating costs of $819,748 offset by interest income on investments held in the trust account of $319,668. Operating costs for the three months ended June 30, 2022, consist mostly of legal fees ($50,000), profits interest expense ($147,167), sponsor management fee ($60,000), consulting fees ($189,191), directors and officers insurance ($57,224), franchise taxes ($85,479) and listing fees ($165,478).

For the six months ended June 30, 2022, we had a loss of $1,607,405, which consists of operating costs of $1,948,529 offset by interest income on investments held in the trust account of $341,124. Operating costs for the six months ended June 30, 2022 consist of legal fees ($406,000), profits interest expense ($252,286), sponsors management fee ($103,871), consulting fees ($728,571), directors and officers insurance ($101,796), franchise tax ($98,630) and listing fees ($165,478).
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
For the six months ended June 30, 2022, cash used in operating activities was $1,219,843. A loss of $1,607,405 was affected by interest earned on investments held in the trust account of $341,124, profit interest compensation of $252,286 and changes in operating assets and liabilities provided $476,400 of cash for operating activities. During the six months ended June 30, 2022, the Company’s primary use of cash were a payment for a one-time consulting fee of $400,000, listing fees of $165,478 and management fees of $103,871.
As of June 30, 2022, we had investments held in the trust account of $236,091,124 (including $341,124 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination.
As of June 30, 2022, we had cash of $1,322,708 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete our initial business combination.
In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within 18 months from the closing of the IPO (July 25, 2023 – less than 12 months from the date of these unaudited financial statements), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. These unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
sheet arrangements as of June 30, 2022.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not operating effectively due to a material weakness in our internal control over financial reporting as our designed controls did not operate effectively to ensure our financial statements and accompanying disclosures were properly presented in all respects in accordance with US GAAP.
We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We have sought to remediate this material weakness by, among other things, expanding and improving our review process for quarterly reporting and improvement of our internal control over financial reporting and identifying third-party professionals with whom to consult to ensure our financial statements and accompanying disclosures are properly presented in accordance with US GAAP. While we have processes to identify and appropriately apply applicable accounting and reporting requirements, we are enhancing these processes for future reporting periods. As we continue to evaluate and work to improve our internal control over financial reporting, management will continue to review and make necessary changes to the overall design of our internal controls.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described herein.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

KNIGHTSWAN ACQUISITION CORPORATION

Date: August 11, 2022	By:	/s/ Brandee Daly
		Name:	Brandee Daly
		Title:	Chief Executive Officer (Principal Executive Officer)

Date: August 11, 2022	By:	/s/ Matthew McElroy
		Name:	Matthew McElroy
		Title:	Chief Financial Officer (Principal Financial Officer)