Form 10-Q
period 2022-09-30
KnightSwan Acquisition Corp
filed 2022-11-10
CIK 1885444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
10
, 2022, 23,000,000 Class A common stock, par value $0.0001 per share (the “
Class
 A Common Stock
”), and 5,750,000 Class B common stock, par value $0.0001 per share (the “
Class
 B Common Stock
” or the “
Founder Shares
”), were issued and outstanding.

KNIGHTSWAN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF CONTENTS1

PART I -FINANCIAL INFORMATION
Item 1. Interim Financial Statements
Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021 (Audited)	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the period from August 13, 2021 (inception) through September 30, 2021 (Unaudited)	2
Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 and for the period from August 13, 2021 (inception) through September 30, 2021 (Unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from August 13, 2021 (inception) through September 30, 2021 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	18
Item 4. Controls and Procedures	18
PART II -OTHER INFORMATION	19
Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults Upon Senior Securities	20
Item 4. Mine Safety Disclosures	20
Item 5. Other Information	20
Item 6. Exhibits	20

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current Assets:
Cash	$1,230,213	$2,020
Prepaid expenses	272,278	35
Other current assets	627,656	—

Total Current Assets	2,130,147	2,055
Deferred offering costs	—	429,168
Investments held in the Trust Account	237,155,190	—

Total Assets	$239,285,337	$431,223

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$423,576	$5,975
Accrued offering costs	—	305,000
Advances from related party	—	101,326
Income tax payable	262,971	—
Note payable—Sponsor	—	86,000

Total Current Liabilities	686,547	498,301
Other long-term liabilities	1,363,000	—
Deferred underwriting commission	6,900,000	—

Total Liabilities	8,949,547	498,301
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 and no shares outstanding as of September 30, 2022 and December 31, 2021, respectively (at redemption price)	236,743,178	—
Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 24,000,000 shares authorized, 5,750,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	295,951	24,425
Accumulated deficit	(6,703,914)	(92,078)

Total Stockholders’ Deficit	(6,407,388)	(67,078)

Total Liabilities, Common Stock subject to Possible Redemption and Stockholders’ Deficit	$239,285,337	$431,223

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(
Unaudited
)

	For the Three Months Ended September 30, 2022	For the Nine Months Ended September 30, 2022	Period from August 13, 2021 (Inception) through September 30, 2021

EXPENSES
Administrative fee—related party	$60,000	$163,871	$—
General and administrative	597,883	2,442,541	19,496

TOTAL EXPENSES	657,883	2,606,412	19,496

OTHER INCOME
Investment income from the Trust Account	1,064,066	1,405,190	—

TOTAL OTHER INCOME	1,064,066	1,405,190	—

INCOME (LOSS) BEFORE INCOME TAXES	$406,183	$(1,201,222)	$(19,496)

Income tax provision	262,971	262,971	—

Net income/ (loss)	$143,212	$(1,464,193)	$(19,496)

Basic and diluted weighted average shares outstanding, Class A Common Stock	23,000,000	20,893,773	—

Basic and diluted net income/(loss) per share of Class A Common Stock	$0.01	$(0.06)	$—

Weighted average number of shares of Class B Common Stock outstanding, basic and diluted	5,750,000	5,681,319	5,000,000

Basic and diluted net income/(loss) per share of Class B Common Stock	$0.01	$(0.06)	$—

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
(
Unaudited
)
For the three and nine months ended September 30, 2022

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, January 1, 2022	5,750,000	$575	$24,425	$(92,078)	$(67,078)
Profit rights interest compensation	—	—	105,119	—	105,119
Proceeds from Public Warrants	—	—	9,319,961	—	9,319,961
Proceeds from Private Warrants	—	—	13,100,000	—	13,100,000
Value of transaction costs allocated to the fair value of equity instruments	—	—	(499,039)	—	(499,039)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(22,050,466)	(4,154,465)	(26,204,931)
Net loss	—	—	—	(1,107,325)	(1,107,325)

Balance, March 31, 2022	5,750,000	$575	$—	$(5,353,868)	$(5,353,293)
Profit rights interest compensation	—	—	147,167	—	147,167
Accretion of Class A common stock to redemption value	—	—	—	(242,494)	(242,494)
Net loss	—	—	—	(500,080)	(500,080)

Balance, June 30, 2022	5,750,000	$575	$147,167	$(6,096,442)	$(5,948,700)
Profit rights interest compensation	—	—	148,784	—	148,784
Accretion of Class A common stock to redemption value	—	—	—	(750,684)	(750,684)
Net income	—	—	—	143,212	143,212

Balance, September 30, 2022	5,750,000	$575	$295,951	$(6,703,914)	$(6,407,388)

Period from August 13, 2021(Inception) through September 30, 2021

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Shares
	Shares	Amount
Balance, August 13, 2021	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,750,000	575	24,425	—	25,000
Net loss	—	—	—	(19,496)	(19,496)

Balance, September 30, 2021	5,750,000	$575	$24,425	$(19,496)	$5,504

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(
Unaudited
)

	For the Nine Months Ended September 30, 2022	Period from August 13, 2021 (inception) through September 30, 2021

Cash Flows From Operating Activities:
Net loss	$(1,464,193)	$(19,496)
Adjustments to reconcile net income /(loss) to net cash used in operating activities:
Operating costs paid by related party	—	15,190
Profit interest compensation	401,070	—
Income from investments held in the Trust Account	(1,405,190)	—
Changes in accrued formation and offering costs	—	925
Changes in operating assets and liabilities:
Prepaid expenses	(272,243)	—
Other current assets	(627,656)	—
Income tax payable	262,971	—
Accounts payable and accrued expenses	429,903	—
Other liabilities	1,363,000	—

Net Cash Used In Operating Activities	(1,312,338)	(3,381)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(235,750,000)	—

Net Cash Used In Investing Activities	(235,750,000)	—

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Sale of Units in the Initial Public Offering, net of underwriting discount	225,400,000	—
Sale of Private Placement Warrants to the Sponsor	13,100,000	—
Repayment of the Sponsor promissory note	(86,000)	—
Proceeds from related party advances	38,500	—
Repayment of related party advances	(152,128)	—
Payment of offering costs, net of reimbursements	(9,841)	—

Net Cash Provided By Financing Activities	238,290,531	25,000

Net change in cash	1,228,193	21,619
Cash at beginning of period	2,020	—

Cash at end of period	$1,230,213	$21,619

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$6,900,000	$—
Class A Common Stock remeasurement and accretion adjustments	$27,198,109	$—
Operating costs paid by related party on behalf of the Company	$12,302	$—
The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2022
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
All activity for the period from August 13, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
As of January 25, 2022, net offering costs amounted to $11,634,010, consisting of $4,200,000 of underwriting fees, $6,900,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $534,010 of other costs related to the Initial Public Offering. Cash of $1,230,213 was held outside of the Trust Account on September 30, 2022 and was available for working capital purposes. As described in Note 6, the $6,900,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering, or such later date as permitted by the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”).
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
filed with the SEC on February 1, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending December 31, 2022.
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
Investments held in Trust Account
At September 30, 2022 and December 31, 2021, the Company had approximately $237.2 million and $0 in cash held in the Trust Account, respectively. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.

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
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022, the shares of Class A common stock subject to possible redemption in the amount of $236,743,178 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheet.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
During the three and nine months ended September 30, 2022, the Company has recorded an income tax provision of $262,971. The provision for income taxes was deemed to be de minimis for the period August 13,2021 (inception) to September 31, 2021. The Company recorded a full valuation allowance on its deferred tax asset for all periods presented.
The fully valued deferred tax asset is related to capitalized startup costs that will be amortized upon successful completion of a business combination.
As a result, the Company’s net deferred tax assets were $0 as of September 30, 2022 and December 31, 2021.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception.
Net Income/(Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share.
” Net income/(loss) per share of common stock is computed by dividing income/(loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

The calculation of diluted income/(loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of September 30, 2022, the warrants are exercisable to purchase 11,500,000 shares of Class A common stock in the aggregate.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock.

	Three Months Ended September 30, 2022	Nine months Ended September 30, 2022	Period from August 13, 2021 (Inception) through September 30, 2021

Class A Common Stock
Numerator: Net income/(loss) allocable to Class A Common Stock	$114,570	$(1,151,173)	$—
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	20,893,773	—

Basic and diluted net income/(loss) per share, Class A Common Stock	$0.01	$(0.06)	$—

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B Common Stock	$28,642	$(313,020)	$(19,496)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,681,319	5,000,000

Basic and diluted net income/(loss) per share, Class B Common Stock	$0.01	$(0.06)	$(0.00)

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
The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants (including the Class A common stock issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an Initial Business Combination, subject to certain exceptions.
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
Promissory Note — Related Party
On August 13, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Proposed Public Offering. During January 2022, the Company borrowed $124,500 under the Promissory Note. The amounts outstanding under the Promissory Note were paid in full at the close of the IPO. As of September 30, 2022 and December 31, 2021 the outstanding balance was $0 and $86,000, respectively.

Due to Related Party
The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of January 25, 2022, there was $25,750 due to the related party for offering costs and $87,878 due to the related party for operating costs. The outstanding balance as of September 30, 2022 and December 31, 2021 was $0 and $101,326, respectively.
General and Administrative Services
Commencing on the date the Units are first listed on The New York Stock Exchange (the “NYSE”), the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 18 months, assuming the Sponsor does not extend the period of time to complete an Initial Business Combination pursuant to its Certificate of Incorporation, which includes up to approximately $13,750 per month payable to the Company’s Chief Financial Officer (the “CFO”). Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2022, the Company recorded $60,000 and $163,871 of administrative fees, respectively and $0 for the period August 31 (inception) to September 30, 2021.
Consulting Services
The Company agreed to reimburse the Sponsor the employment costs for the CFO until the date the Units were first listed on the NYSE in an amount of approximately $13,750 a month for services rendered prior to the initial public offering. Upon completion of the Initial Public Offering, the Company ceased paying these monthly fees. The Company incurred a total of $15,190 for the period August 13 (inception) to September 30, 2021 and $72,154 in employment costs for the nine months ended September 30, 2022. As of September 30, 2022, no amount was outstanding..
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
These assumptions include the probability of completion of an initial business combination and estimated concessions. During the three and nine months ended September 30, 2022, the Company recorded $148,784 and $401,070 in expense related to the profits interest units, respectively.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying condensed balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 24,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “KnightSwan Acquisition Corporation,” “our,” “us” or “we” refer to KnightSwan Acquisition Corporation, references to “management” or “management team” refer to the Company’s officers and directors and references to the “Sponsor” refer to KnightSwan Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated as a Delaware corporation and formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or similar initial business combination with one or more businesses or entities. We intend to effectuate our initial business combination using cash derived from the proceeds of the initial public offering (the “Initial Public Offering”) and the sale of the private placement warrants, our share capital, debt or a combination of cash, share capital and debt.

We expect to continue to incur significant costs in the pursuit of our initial business combination. We cannot assure you that our plans to complete our initial business combination will be successful.

Results of Operations

All activity for the period from August 13, 2021 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period August 13, (inception) to September 30, 2021, we reported a net loss of $19,496 which consists of $15,190 of consulting fees.

For the three months ended September 30, 2022, we reported net income of $143,212, which consists of operating costs of $657,883, an income tax provision of $262,971 due to an increase in interest income during the period, offset by interest income on investments held in the trust account of $1,064,066. Operating costs for the three months ended September 30, 2022, consist mostly of legal fees ($58,000), profits interest expense ($148,784), sponsor management fee ($60,000), consulting fees ($208,378), directors and officers insurance ($108,976), franchise taxes ($50,411) and listing fees ($0).

For the nine months ended September 30, 2022, we reported a net loss of $1,464,193, which consists of operating costs of $2,606,412, an income tax provision of $262,971 due to an increase in interest income during the period, offset by interest income on investments held in the trust account of $1,405,190. Operating costs for the nine months ended September 30, 2022 consist of legal fees ($464,000), profits interest expense ($401,070), sponsors management fee ($163,871), consulting fees ($934,474), directors and officers insurance ($210,762), franchise tax ($149,041) and listing fees ($165,478).

Liquidity and Capital Resources

On January 25, 2022, we consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option, generating gross proceeds of $230,000,000 as described in Note 3 to the condensed financial statements. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 13,100,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction to the Sponsor, generating gross proceeds of $13,100,000 as described in Note 4 to the condensed financial statements.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $235,750,000 was placed in the trust account. We incurred $11,634,010 in costs related to the Initial Public Offering, consisting of $4,200,000 of underwriting fees, $6,900,000 of deferred underwriting fees and $534,010 of other offering costs.

For the nine months ended September 30, 2022, cash used in operating activities was $1,312,338. A net loss of $1,464,193 was affected by interest earned on investments held in the trust account of $1,405,190, non-cash profit interest compensation of $401,070 and changes in operating assets and liabilities provided $1,155,975 of cash for operating activities. During the nine months ended September 30, 2022, the Company’s primary use of cash were a payment for a one-time consulting fee of $400,000, listing fees of $165,478 and management fees of $163,871.

As of September 30, 2022, we had investments held in the trust account of $237,155,190 (including $1,405,190 of earned interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination.

As of September 30, 2022, we had cash of $1,230,213 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were not operating effectively due to a material weakness in our internal control over financial reporting as our designed controls did not operate effectively to ensure our financial statements and accompanying disclosures were properly presented in all respects in accordance with US GAAP.

We performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements and notes to the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in our registration statement on Form S-1 (File No. 333-261856), declared effective by the Securities Exchange Commission (the “SEC”) on January 20, 2022 (the “Registration Statement”).

Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in the Annual Report on Form 10-K.

The Excise Tax included in the Inflation Reduction Act of 2022 may decrease the value of our securities, hinder our ability to consummate an initial business combination, and decrease the amount of funds available for distribution to our stockholders in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the NYSE, we are a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial business combination and any amendment to our certificate of incorporation to extend the time to consummate an initial business combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial business combination. Consequently, the value of your investment in our securities may decrease as a result of the Excise Tax. Further, the application of the Excise Tax in the event of a liquidation is uncertain and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

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

On January 25, 2022, the Company consummated the Initial Public Offering of 23,000,000 Units, which included the exercise in full by the underwriters of their over-allotment option to purchase up to 3,000,000 additional units. Each Unit consists of one share of Class A Common Stock and one-half of one redeemable public warrant (each whole warrant, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per unit, generating gross proceeds of $230,000,000 to the Company. RBC Capital Markets, LLC acted as the sole book-running manager for the Initial Public Offering. The securities sold in the Initial Public Offering were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on January 20, 2022.

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

KNIGHTSWAN ACQUISITION CORPORATION

Date: November 10, 2022	By:	/s/ Brandee Daly
Name: Brandee Daly
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Matthew McElroy
Name: Matthew McElroy
Title: Chief Financial Officer (Principal Financial Officer)