Form 10-K
period 2022-12-31
KnightSwan Acquisition Corp
filed 2023-03-24
CIK 1885444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number
001-41143

KnightSwan Acquisition Corporation
(Exact name of Registrant as specified in its Charter)

Delaware	85-1960216
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
99 Wall Street, Suite 460
New York, NY 10005
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (301)
613-8632
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-half of one redeemable public warrant	KNSW U	New York Stock Exchange
Class A Common Stock, par value $0.0001 per share	KNSW	New York Stock Exchange
Public warrants, each whole public warrant exercisable for one share of Class A Common Stock at an exercise price of $11.50 per share	KNSW WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐
YES
  ☒  NO
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  ☐    YES  ☒    NO
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒    YES  ☐    NO
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).
☒
YES
  ☐    NO
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule
12b-2
of the Exchange Act.:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by the check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).  ☒    YES  ☐    NO
As of June 30, 2022, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting
common equity held by
non-affiliates
wa
s $230,460,000.
As of March
24
, 2023, the Registrant had 23,000,000 shares of Class A common stock, par value $0.0001 per share and 5,750,000 shares of Class B common stock, par value $0.0001 per share issued and outstanding.
Documents Incorporated by Reference: None.
Auditor Firm ID: 688
Auditor Name: Marcum LLP
Auditor Location:
Los Angeles
, CA

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “annual report”) includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this annual report. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. Forward-looking statements in this annual report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses, including the location and industry of such target businesses;

•

our ability to consummate an initial business combination due to the uncertainty resulting from the COVID-19 pandemic and other events (such as terrorist attacks, wars, including the conflict in Ukraine and the surrounding region, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers, directors and advisors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this annual report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this annual report to “we,” “us,” “company” or “our company” are to KnightSwan Acquisition Corporation., a Delaware corporation. References to “management” or our “management team” are to our officers and directors. References to our “sponsor” is to KnightSwan Sponsor LLC, a Delaware limited liability company. References to our “initial stockholders” are to the holders of our founder shares prior to our initial public offering.

Item 1.	Business.

Introduction

We are a blank check company formed for the purpose of effecting a merger, consolidation, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our “initial business combination.” We have searched for a target company but have not commenced any operations. We will not generate any operating revenues until after the initial business combination. We generated non-operating income in the form of interest income from the proceeds derived from the initial public offering (the “IPO”). Based on our business activities, we are a “shell company” as defined under the Exchange Act because we have no operations and nominal assets consisting almost entirely of cash.

Our executive offices are located at 99 Wall Street, Suite 460, New York, NY 10005 and our telephone number is (301) 613-8632. Our corporate website address is www.knightswan.com. Our website and the information contained on, or that can be accessed through, the website is not deemed to be incorporated by reference in, and is not considered part of, this annual report.

Company History

On August 13, 2021, our Sponsor purchased an aggregate of 5,750,000 founder shares of KnightSwan Class B Common Stock for an aggregate purchase price of $25,000, or approximately $0.0043 per share (the “Class B common stock” or “founder shares”). Class B common stock will automatically convert into shares of KnightSwan Class A Common Stock (the “Class A common stock”), on a one-for-one basis, upon the completion of a business combination. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The number of Class B common stock issued was determined based on the expectation that the Class B common stock would represent, on an as-converted basis, 20% of the issued and outstanding shares of KnightSwan common stock upon completion of its IPO.

On January 25, 2022, we consummated the IPO of 23,000,000 KnightSwan units (the “units”), which includes a full exercise by the underwriter of the over-allotment option to purchase an additional 3,000,000 units. The units sold in the IPO were sold at an offering price of $10.00 per units, generating total gross proceeds of $230,000,000. Each unit consists of one share of Class A common stock and one-half of one public warrant. Each whole public warrants entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments (the “public warrants”).

Simultaneous with the consummation of the IPO, we consummated the private placement of an aggregate of 13,100,000 private placement warrants, each exercisable to purchase one share of the Class A common stock for $11.50 per share (the “private placement warrants”), to the sponsor at a price of $1.00 per private placement warrant, generating total proceeds of $13,100,000. Of the gross proceeds received from the sale of the units and the private placement warrants in the IPO, $235,750,000 was placed in the trust account. Each private placement warrants entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to certain adjustments.

Initial Business Combination

The rules of the NYSE require that we must consummate an initial business combination with one or more target businesses that together have an aggregate fair market value equal to at least 80% of our assets held in the trust account (net of amounts disbursed to management for working capital purposes and excluding the amount of any deferred underwriting discount held in trust). If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or an independent accounting firm with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make such independent determination of fair market value, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects, including if such company is at an early stage of development, operations or growth, or if the anticipated transaction involves a complex financial analysis or other specialized skills and the board of directors determines that outside expertise would be helpful or necessary in conducting such analysis. As any such opinion, if obtained, would only state that the fair market value meets the 80% of net assets threshold, unless such opinion includes material information regarding the valuation of the target or the consideration to be provided, it is not anticipated that copies of such opinion would be distributed to our stockholders. However, if required by Schedule 14A of the Securities Exchange Act of 1934, as amended, or the Exchange Act, any proxy solicitation materials or tender offer documents that we will file with the SEC in connection with our initial business combination will include such opinion.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business (or businesses) that is owned or acquired is what will be taken into account for purposes of the NYSE’s 80% of fair market value test. If the business combination involves more than one target business, the 80% of fair market value test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as our initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. Although the operating partners will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Corporate Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business.

By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is highly unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the post-business combination company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Redemption rights for public stockholders upon completion of our initial business combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares in connection with our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the consummation of our initial business combination, including interest (which interest shall be net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was initially $10.25 per public share. Such amount will be increased by an anticipated $0.10 per public share pursuant to our sponsor’s deposit of additional funds into the trust account for each 3-month extension of the completion window that our sponsor elects to effectuate. The per public share amount we will distribute to investors who properly redeem their public shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. There will be no redemption rights upon the completion of our initial business combination with respect to our public warrants. Our initial stockholders, officers, directors and advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with our initial business combination.

Manner of conducting redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares either: (1) in connection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. Except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of an initial business combination. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC unless stockholder approval is required by applicable law or stock exchange listing requirements or we choose to seek stockholder approval for business or other reasons.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more public shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination, and we instead may search for an alternate business combination (including, potentially, with the same target).

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain stockholder approval for business or other reasons, we will:

• conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

• file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our NYSE listing or Exchange Act registration.

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of our common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers, directors and advisors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed initial business combination. In addition, our initial stockholders, officers, directors and advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with our initial business combination.

Our amended and restated certificate of incorporation provides that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, and any such condition is not waived, we will not complete the business combination on such terms or redeem any public shares, all public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination or seek to revise the terms of such business combination.

Limitation on redemption upon completion of our initial business combination if we seek stockholder approval

Notwithstanding the foregoing redemption rights, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its public shares with respect to more than an aggregate of 15% of the public shares sold in the IPO without our prior consent. We believe the restriction described above will discourage public stockholders from accumulating large blocks of shares and subsequent attempts by such public stockholders to use their ability to redeem their public shares as a means to force us or our sponsor or its affiliates to purchase their public shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the public shares sold in the IPO could threaten to exercise its redemption rights against an initial business combination if such public stockholder’s public shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our public stockholders’ ability to redeem to no more than 15% of the public shares sold in the IPO, we believe we will limit the ability of a small group of public stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our public stockholders’ ability to vote all of their public shares (including all of their public shares held by those public stockholders that hold more than 15% of the public shares sold in the IPO) for or against our initial business combination.

Tendering stock certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit / Withdrawal At Custodian) System, at the holder’s option, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its public shares. In the event we do not proceed with the proposed business combination, we will promptly return any public shares delivered for redemption. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its public shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through The Depository Trust Company’s DWAC (Deposit / Withdrawal At Custodian) System. The transfer agent will typically charge the tendering broker a fee of approximately $80 and it would be up to the broker whether or not to pass this cost on to the redeeming public stockholder. However, this fee would be incurred regardless of whether or not we require public stockholders seeking to exercise redemption rights to tender their public shares. The need to deliver public shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s stock in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such public shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the scheduled date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their public shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their public shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their public shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until the expiration of the completion window.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only the completion window to complete our initial business combination. If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our public warrants, which will expire worthless if we fail to complete our initial business combination within the completion window.

Our initial stockholders, officers, directors and advisors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the prescribed time period. However, if our sponsor or any of our officers, directors, advisors or any of their respective affiliates then hold any public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the completion window. The underwriter has agreed to waive its rights to its deferred underwriting commission held in the trust account in the event we do not complete our initial business combination and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares.

Our sponsor, officers, directors and advisory board members have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the estimated $2,510,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account and any tax payments or expenses for the dissolution of the trust, the per-share redemption amount received by public stockholders upon our dissolution would be $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by public stockholders will not be substantially less than $10.25. See “Risk Factors—Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per public share” and other risk factors described above. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case, in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case, net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.25 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (1) $10.25 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case, net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.25 per public share. See “Risk Factors—Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per public share” and other risk factors described above.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. We have access to $235,750,000 from the proceeds of the IPO and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the completion window in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more), and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the ten years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account.

As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (1) $10.25 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case, net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.25 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. See “Risk Factors—Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination—If needed, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.”

A public stockholder will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination and then, only in connection with those public shares that such stockholder has properly elected to redeem, subject to the limitations described in this annual report; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within the completion window, subject to applicable law. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with our initial business combination alone will not result in a stockholder’s redeeming its public shares for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above. Holders of public warrants will not have any rights of proceeds held in the trust account with respect to their public warrants.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to the IPO that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Our initial stockholders, officers, directors and advisors have agreed to waive any redemption rights with respect to any founder shares and any public shares held by them in connection with our initial business combination. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

•

prior to the consummation of our initial business combination, we shall either: (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, in connection with which stockholders may seek to redeem their public shares without voting and, if they do vote, irrespective of whether they vote for or against the proposed initial business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, calculated as of two business days prior to the completion of our initial business combination, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;

•

we will not redeem public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination and, if we seek stockholder approval of our initial business combination, we will proceed with the initial business combination if a majority of the outstanding shares voted are voted in favor of the initial business combination or such other vote as required by law or stock exchange rule;

•

if we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law; and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law; and

•

prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

These provisions cannot be amended without the approval of holders of at least 65% of our outstanding common stock.

Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of holders of a majority of the outstanding shares of our common stock that are voted is required to approve any matter voted on by our stockholders.

Sponsor Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent public registered accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below: (1) $10.25 per public share; or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company and, therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Facilities

We currently maintain our executive offices at 99 Wall Street, Suite 460, New York, NY 10005. The cost for this space is included in the $20,000 per month fee that we pay our sponsor for office space, administrative and support services, which includes up to approximately $13,750 per month payable to our Chief Financial Officer. We consider our current office space adequate for our current operations.

Employees

We currently have two officers and one full-time employee. We do not intend to have any other full-time employees prior to the completion of our initial business combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any such person will devote in any time period to our company will vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

The units, Class A common stock and public warrants are registered under the Exchange Act and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures beginning with this annual report as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirements on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of: (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter; and (2) the date on which we have issued more than $1.00 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this annual report.

Item 1A.	Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this annual report, the prospectus associated with our IPO and the registration statement of which such prospectus forms a part before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, including those highlighted in “Risk Factors” section of this annual report. These risks include, but are not limited to, risks associated with:

•	being a newly incorporated company with no operating history and no revenues;

•	our ability to complete our initial business combination, including risks arising from the uncertainty resulting from the COVID-19 pandemic;

•	our public stockholders’ ability to exercise redemption rights;

•	the requirement that we complete our initial business combination within the completion window;

•	the possibility that NYSE may delist our securities from trading on its exchange;

•	the possible application of the new 1% U.S. federal excise tax in connection with redemptions of our Class A Common stock;

•	being declared an investment company under the Investment Company Act;

•	complying with changing laws and regulations;

•	our ability to continue as a “going concern”;

•	our ability to select an appropriate target business or businesses;

•	the performance of the prospective target business or businesses;

•	the pool of prospective target businesses available to us and the ability of our officers, directors and advisors to generate a number of potential business combination opportunities;

•	the issuance of additional Class A Common Stock in connection with a business combination that may dilute the interest of our stockholders;

•

the incentives to our sponsor, officers and directors to complete a business combination to avoid losing their entire investment in us if our initial business combination is not completed within the completion window;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our ability to obtain additional financing to complete our initial business combination;

•	our ability to amend the terms of public warrants in a manner that may be adverse to the holders of public warrants;

•	our ability to redeem your unexpired public warrants prior to their exercise;

•	our public securities’ potential liquidity and trading; and

•

provisions in our amended and restated certificate of incorporation and Delaware law that may have the effect of inhibiting a takeover of us and discouraging lawsuits against our directors and officers and limiting our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees, agents or stockholders.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, an Initial Business Combination

Our public stockholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange listing requirements or if we decide to hold a stockholder vote for business or other reasons. For instance, the NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their public shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction. Accordingly, we may consummate our initial business combination even if holders of a majority of our outstanding public shares do not approve of the business combination we consummate.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have already entered into business combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies preparing for an initial public offering or seeking targets for their initial business combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify and select a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find a suitable target for and/or consummate an initial business combination.

If we seek stockholder approval of our initial business combination, our sponsor, officers, directors and advisors have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Our initial stockholders, officers, directors and advisors have agreed (and their permitted transferees will agree) to vote any founder shares and any public shares held by them in favor of our initial business combination.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such business combination.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of any target businesses. Additionally, since our board of directors may complete a business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, if we do not seek stockholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their public shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any shares that are redeemed in connection with a business combination and such amount of deferred underwriting discount is not available for us to use as consideration in an initial business combination. Furthermore, we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination (including, potentially, with the same target). Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us. If we are able to consummate an initial business combination, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the deferred underwriting commissions.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our public shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many stockholders may exercise their redemption rights and, therefore, we will need to structure the transaction based on our expectations as to the number of public shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price or requires us to have a minimum amount of cash at closing of our initial business combination, we will need to reserve a portion of the cash in the trust account to meet such requirements or arrange for third-party financing. In addition, if a larger number of public shares is submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

We may engage our underwriter or its affiliates to provide additional services to us after the IPO, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with any related financing transactions. Our underwriter is entitled to receive deferred underwriting commissions that will be released from the trust only upon a completion of an initial business combination.

We may engage our underwriter or its affiliates to provide additional services to us after the IPO, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s-length negotiation; provided that no agreement will be entered into with our underwriter or its affiliates and no fees or other compensation for such services will be paid to the underwriter or its affiliates prior to the date that is 60 days from the date of the IPO, unless such payment would not be deemed underwriter’s compensation in connection with the IPO. Our underwriter is also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial business combination. The underwriter’s or its affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our pubic shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your stock.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing of our initial business combination, the probability that our initial business combination would be unsuccessful increases. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares of our Class A common stock in the open market; however, at such time our Class A common stock may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with redemption of your public shares until we liquidate or you are able to sell your shares of our Class A common stock in the open market.

Unlike some other similar blank check companies, we will have only 18 months (unless our sponsor extends the completion window) to consummate an initial business combination. The requirement that we complete our initial business combination within the completion window may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our stockholders.

Unlike some other similar blank check companies, we will have only 18 months (unless our sponsor extends the completion window) to consummate an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within the completion window. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the end of the completion window. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our sponsor has the right to extend the term we have to consummate our initial business combination to up to 24 months from the IPO without providing our stockholders with a corresponding redemption right.

We have 18 months from the IPO to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board of directors if requested by our sponsor, extend the period of time we will have to consummate an initial business combination up to two times, each by an additional 3 months (for a total of up to 24 months from the consummation of the IPO), subject to our sponsor depositing additional funds into the trust account. Our stockholders will not be entitled to vote on or redeem their shares in connection with any such extension. Pursuant to the terms of our amended and restated certificate of incorporation, in order to extend the completion window in such a manner, our sponsor must deposit an additional $2,300,000 into the trust account on or prior to the date of the applicable deadline, for each 3-month extension of the completion window. Our sponsor has the option to accelerate its deposit of one or both halves of the up to $4,600,000 at any time following the closing of the IPO and prior to the consummation of our initial business combination with the same effect of extending the completion window by three or six months, as applicable. This feature is different than most other special purpose acquisition companies, in which any extension of the completion window would require a vote of a special purpose acquisition company’s stockholders and, in connection with such vote, such special purpose acquisition company’s stockholders would have the right to redeem their public shares.

Unlike some other similar blank check companies, we have only 18 months (unless our sponsor extends the completion window) to consummate an initial business combination. We may not be able to complete our initial business combination within the completion window, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public stockholders may receive only $10.25 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers, directors and advisors have agreed that we must complete our initial business combination within the completion window. Unlike some other similar blank check companies, we will have only 18 months (unless our sponsor extends the completion window) to consummate an initial business combination. We may not be able to find a suitable target business and complete our initial business combination within completion window. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the COVID-19 pandemic continues to pose serious challenges both in the United States and globally and, while the extent of the impact of the COVID-19 pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.

If we have not completed our initial business combination within the completion window, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.25 per share, or less than $10.25 per share, upon the redemption of their public shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per share” and other risk factors herein.

Our trust account is expected to contain approximately $10.25 per share of Class A common stock. In the event our sponsor extends the completion window, our trust account is expected to contain approximately $10.35 per share of Class A common stock (if the sponsor extends the completion window to 21 months) or $10.45 per share of Class A common stock (if the sponsor extends the completion window to 24 months), and, as a result, public stockholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our trust account is expected to contain approximately $10.25 per share of Class A common stock. In the event our sponsor extends the completion window, our trust account is expected to contain approximately $10.35 per share of Class A common stock (if the sponsor extends the completion window to 21 months) or $10.45 per share of Class A common stock (if the sponsor extends the completion window to 24 months), public stockholders may be more incentivized to redeem their public shares at the time of our initial business combination. This is different than some other similarly structured blank check companies with completion windows of 21 months or 24 months for which the trust account will only contain $10.00 per share of Class A common stock. As a result of the additional funds receivable by public stockholders upon redemption of public shares, our public stockholders may be more incentivized to redeem their public shares at the time of our initial business combination.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 pandemic and other events and the status of debt and equity markets.

On March 11, 2020, the World Health Organization characterized the novel coronavirus disease 2019 (COVID-19) as a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a second wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has, and a significant outbreak of other infectious diseases could, result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. In addition, if any treatment or vaccine for COVID-19 is ineffective or underutilized, any impact on our business may be prolonged. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in the trust account such that the per public share redemption amount received by public stockholders may be less than $10.25 per public share.

The net proceeds of the IPO and certain proceeds from the sale of the private placement warrants, in the amount of $235,750,000 are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. government securities with a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public stockholders are entitled to receive their share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $235,750,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.25 per share.

If we seek stockholder approval of our initial business combination, our sponsor, directors, officers, advisors or any of their respective affiliates may enter into certain transactions, including purchasing public shares or public warrants in the open market, which may influence the outcome of our proposed business combination and reduce the public “float” of our securities.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their respective affiliates may purchase public shares or public warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation or other duty to do so. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our public shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or any of their respective affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling public stockholders would be required to revoke their prior elections to redeem their public shares. The price per public share paid in any such transaction may be different than the amount per public share a public stockholder would receive if it elected to redeem its public shares in connection with our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, officers, advisors or any of their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, such persons have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. See “Proposed Business—Permitted purchases and other transactions with respect to our securities” for a description of how such persons will determine from which stockholders to enter into transactions with. The purpose of any such transaction could be to (1) vote such public shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination, (2) reduce the number of public warrants outstanding or to vote such public warrants on any matters submitted to the public warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our Class A common stock or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its public shares, such public shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its public shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their public shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer or proxy materials documents mailed to such public stockholders, or up to two business days prior to the scheduled vote on the proposal to approve the initial business combination in the event we distribute proxy materials, or to deliver their public shares to the transfer agent electronically. In the event that a public stockholder fails to comply with these procedures, its public shares may not be redeemed.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or public warrants, potentially at a loss.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (1) the completion of our initial business combination, and then only in connection with those shares of Class A common stock that such public stockholder properly elected to redeem, subject to the limitations described herein; (2) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; and (3) the redemption of all of our public shares if we have not completed our initial business combination within the completion window, subject to applicable law and as further described herein. In addition, if we have not completed an initial business combination within the completion window for any reason, compliance with Delaware law may require that we submit a plan of dissolution to our then-existing stockholders for approval prior to the distribution of the proceeds held in our trust account. In that case, public stockholders may be forced to wait beyond the end of such period before they receive funds from our trust account. In no other circumstances will a public stockholder have any right or interest of any kind in or to the trust account. Holders of public warrants will not have any right to the proceeds held in the trust account with respect to the public warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or public warrants, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per share, or less in certain circumstances, on our redemption of their public shares, and our public warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses, we could potentially acquire with the net proceeds of the IPO and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. Our sponsor or any of its affiliates may make additional investments in us, although our sponsor and its affiliates have no obligation or other duty to do so. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating and completing an initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our public warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per public share” and other risk factors herein.

If the funds not being held in the trust account are insufficient to allow us to operate for the duration of the completion window, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate for the duration of the completion window, assuming that our initial business combination is not completed during the completion window. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through the IPO and potential loans from certain of our affiliates are discussed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that, after the IPO, the funds available to us outside of the trust account are sufficient to allow us to operate for the duration of the completion window; however, we cannot assure you that our estimate is accurate. We could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so.

If we entered into an agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a prospective target business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our public warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per public share” and other risk factors herein.

If the net proceeds of the IPO and the sale of the private placement warrants not being held in the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Of the net proceeds from the IPO and the sale of the private placement warrants, only approximately $2,750,000 was initially available outside the trust account to fund our working capital requirements. As of December 31, 2022, the Company had approximately $1,052,953 available outside of the trust account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Any such loans may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Neither our sponsor, members of our management team nor any of their respective affiliates is under any obligation or other duty to loan funds to, or invest in, us in such circumstances. We expect to use a portion of the funds available to us to pay director and officer liability insurance premiums and fees to consultants to assist us with our search for a target business. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public stockholders may receive only $10.25 per share, or less in certain circumstances, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per public share” and other risk factors herein.

Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this due diligence will identify all material issues that may be present with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per public share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the completion window, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.25 per public share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (1) $10.25 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations and, therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.25 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers, directors or advisors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our independent directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below the lesser of (1) $10.25 per public share or (2) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the independent directors to be too high relative to the amount recoverable or the independent directors may determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.25 per public share.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith by paying public stockholders from the trust account prior to addressing the claims of creditors, thereby exposing itself and us to claims of punitive damages.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities;

each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The IPO was not intended for persons seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our primary business objective, which is a business combination; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per public share on the liquidation of our trust account and our public warrants will expire worthless. In certain circumstances, our public stockholders may receive less than $10.25 per public share on the redemption of their public shares. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per public share” and other risk factors herein.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax.

On December 27, 2022, the Treasury published Notice 2023-2, which provided clarification on some aspects of the application of the excise tax, including with respect to some transactions in which SPACs typically engage. The notice generally provides that if a publicly traded U.S. corporation completely liquidates and dissolves, distributions in such complete liquidation and other distributions by such corporation in the same taxable year in which the final distribution in complete liquidation and dissolution is made are not subject to the excise tax. Although such notice clarifies certain aspects of the excise tax, the interpretation and operation of other aspects of the excise tax remain unclear, and such interim operating rules are subject to change.

Because the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the structure of the business combination, (ii) the fair market value of the redemptions and repurchases in connection with the business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iv) the content of any subsequent regulations, clarifications, and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our Amended and Restated Certificate of Incorporation, in which case the amount that would otherwise be received by our public stockholders in connection with our liquidation would be reduced.

Because we are neither limited to evaluating target businesses in a particular industry, sector or geographic area nor have we selected any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may seek to complete a business combination with an operating company in any industry or sector. However, we will not, under our amended and restated certificate of incorporation, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these criteria and guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of public stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our public warrants will expire worthless.

We may seek acquisition opportunities in acquisition targets that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if such business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this annual report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early-stage company, a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel.

To the extent we complete our initial business combination with an early-stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm regarding fairness. Consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of Class A common stock or preferred stock to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock upon the conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. Any such issuances would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of Class A common stock, par value $0.0001 per share, and 24,000,000 shares of Class B common stock, par value $0.0001 per share, and 1,000,000 shares of undesignated preferred stock, par value $0.0001 per share. There are 177,000,000 and 18,250,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon the conversion of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our initial business combination initially at a one-for-one ratio but subject to adjustment as set forth herein. There are no shares of preferred stock issued and outstanding.

We may issue a substantial number of additional shares of Class A common stock, and may issue shares of preferred stock, in order to complete our initial business combination (including pursuant to a specified future issuance) or under an employee incentive plan after completion of our initial business combination. We may also issue shares of Class A common stock to redeem the public warrants as described under “Description of Securities—Warrants—Public Stockholders’ Warrants—Redemption of public warrants” or upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the trust account or (2) vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation. The issuance of additional shares of common or preferred stock:

•

may significantly dilute the equity interest of investors in the IPO, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Class B common stock;

•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;

•

could cause a change of control if a substantial number of shares of our common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A common stock and/or public warrants; and

•	may not result in adjustment to the exercise price of our warrants.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our public warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account and our public warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.25 per public share” and other risk factors herein.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the private placement warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may materially negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the private placement warrants provided us with $235,570,000 that we may use to complete our initial business combination (which includes $6,900,000 of deferred underwriting commissions being held in the trust account).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination so that the post-transaction company in which our public stockholders own or acquire shares will own less than 100% of the outstanding equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target, our stockholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in our initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares of common stock in exchange for all of the outstanding capital stock of a target, or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In such cases, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new shares of common stock, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares of common stock subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our stockholders do not agree.

Our amended and restated certificate of incorporation does not provide a specified maximum redemption threshold, except that we will not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their public shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their public shares to our sponsor, officers, directors, advisors or any of their respective affiliates. In the event the aggregate cash consideration we would be required to pay for all of the public shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, and any such condition is not waived, we will not complete the business combination or redeem any public shares, all of the public shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination (including, potentially, with the same target).

The exercise price for the public warrants is higher than in some other blank check company offerings, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than in some other blank check companies. For example, historically, the exercise price of a warrant was often a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustments as provided herein. As a result, the public warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated certificate of incorporation or governing instruments, including our warrant agreements, in a manner that will make it easier for us to complete our initial business combination that some of our stockholders or warrant holders may not support.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination. To the extent any such amendment would be deemed to fundamentally change the nature of any of the securities offered through the registration statement, we would register, or seek an exemption from registration for, the affected securities.

Certain provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s stockholders. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances and to provide redemption rights to public stockholders as described herein) may be amended if approved by holders of at least 65% of our outstanding common stock, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our outstanding common stock. Unless specified in our amended and restated certificate of incorporation or bylaws, or as required by applicable law or stock exchange rules, the affirmative vote of a majority of the outstanding shares of our common stock that are voted is required to approve any such matter voted on by our stockholders. We may not issue additional securities that can vote pursuant to our amended and restated certificate of incorporation on any initial business combination or any amendments to our amended and restated certificate of incorporation.

Our sponsor, officers, directors and advisors have agreed, pursuant to a written agreement, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, divided by the number of then outstanding public shares. These agreements are contained in a letter agreement that we have entered into with our sponsor, officers, directors and advisors. Our public stockholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, officers, directors and advisors for any breach of these agreements. As a result, in the event of a breach, our public stockholders would need to pursue a stockholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the IPO and the sale of the private placement warrants are sufficient to allow us to complete our initial business combination, because we have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the IPO and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing (including pursuant to a specified future issuance) or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors, advisors or stockholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our trust account, and our public warrants will expire worthless.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense or accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Relating to Our Securities

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. In general, we must maintain a minimum number of holders of our securities (generally 300 public stockholders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, in order for our Class A common stock to be listed upon the consummation of our initial business combination, at such time, our stock price would generally be required to be at least $4.00 per share, our global market capitalization would be required to be at least $200,000,000, the aggregate market value of publicly held shares would be required to be at least $100,000,000 and we would be required to have at least 400 round lot holders. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Class is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, as amended, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because we expect that our units and our Class A common stock and public warrants will be listed on the NYSE, our units, Class A common stock and public warrants will qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the U.S. securities laws. However, because we had net tangible assets in excess of $5,000,000 and filed a Current Report on Form 8-K, including an audited balance sheet of our company demonstrating this fact, at the time of our IPO, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units are immediately tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if the IPO were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of our initial business combination.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our Class A common stock, you will lose the ability to redeem all such shares in excess of 15% of our Class A common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its public shares with respect to more than an aggregate of 15% of the shares sold in the IPO, which we refer to as the “Excess Shares,” without our prior consent. However, our amended and restated certificate of incorporation does not restrict our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your stock in open market transactions, potentially at a loss.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

Under the Delaware General Corporation Law, or the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window may be considered a liquidating distribution under Delaware law. If a corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the completion window in the event we do not complete our initial business combination and, therefore, we do not intend to comply with the foregoing procedures.

Because we do not intend to comply with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the 10 years following our dissolution. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, consultants, etc.) or prospective target businesses. If our plan of distribution complies with Section 281(b) of the DGCL, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would likely be barred after the third anniversary of the dissolution. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the completion window is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by the NYSE) and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL. Until we hold an annual meeting of stockholders, public stockholders may not be afforded the opportunity to discuss company affairs with management.

The grant of registration rights to our initial stockholders and their permitted transferees may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A common stock.

Pursuant to an agreement entered into prior to the closing of the IPO, at or after the time of our initial business combination, our initial stockholders and their permitted transferees can demand that we register the resale of their founder shares after those shares convert to shares of our Class A common stock. In addition, our sponsor and its permitted transferees can demand that we register the resale of the private placement warrants and the shares of Class A common stock issuable upon exercise of the private placement warrants, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register the resale of such warrants or the Class A common stock issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to complete. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A common stock that is expected when the common stock owned by our initial stockholders or their permitted transferees, the private placement warrants or warrants issued in connection with working capital loans are registered for resale.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this annual report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination and affiliates of our management could potentially provide or arrange such financing. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our common stock;

•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Our initial stockholders will hold a substantial interest in us and, as a result, may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

Neither our initial stockholders nor, to our knowledge, any of our officers, directors or advisors, have any current intention to purchase additional securities, other than as disclosed in this annual report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock and/or public warrants. As a result of their substantial ownership in our company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions.

Our sponsor paid an aggregate of $25,000, or approximately $0.0043 per founder share, and, accordingly, you will experience immediate and substantial dilution from the purchase of our Class A common stock.

The difference between the public offering price per share (allocating all of the unit purchase price to the common stock and none to the public warrants) and the pro forma net tangible book value per share of our Class A common stock after the IPO constituted a dilution to you and the other investors in the IPO. Our initial stockholders acquired the founder shares at a nominal price, significantly contributing to this dilution. Upon the closing of the IPO, and assuming no value is ascribed to the public warrants, you and the other public stockholders incurred an immediate and substantial dilution of approximately 109.8% (or $10.98 per share, including the full exercise of the underwriter’s option to purchase additional units), the difference between the pro forma net tangible book value per share of $(0.98) and the initial offering price of $10.00 per unit. This dilution would increase to the extent that the anti-dilution provisions of the Class B common stock result in the issuance of Class A shares on a greater than one-to-one basis upon conversion of the Class B common stock at the time of our initial business combination and would become exacerbated to the extent that public stockholders seek redemptions from the trust account. In addition, because of the anti-dilution protection in the founder shares, any equity or equity-linked securities issued in connection with our initial business combination would be disproportionately dilutive to our Class A common stock.

The nominal purchase price paid by our sponsor for the founder shares may result in significant dilution to the implied value of your public shares upon the consummation of our initial business combination.

We offered our units at an offering price of $10.00 per unit and the amount deposited in our trust account was initially $10.25 per public share, implying an initial value of $10.25 per public share. Such amount was anticipated to increase by $0.10 per public share pursuant to our sponsor’s deposit of additional funds into the trust account for each of the two 3-month extensions of the completion window that our sponsor may elect to effectuate. However, prior to the IPO, our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.0043 per share. As a result, the value of your public shares may be significantly diluted upon the consummation of our initial business combination, when the founder shares are converted into public shares. For example, the following table shows the dilutive effect of the founder shares on the implied value of the public shares upon the consummation of our initial business combination, assuming that our equity value at that time is $235,750,000, which is the amount in cash we would have for our initial business combination in the trust account, including the exercise of the underwriter’s over-allotment option, assuming no interest is earned on the funds held in the trust account and assuming no public shares are redeemed in connection with our initial business combination and without taking into account any other potential impacts on our valuation at such time, such as the trading price of our public shares, the business combination transaction costs (including payment of $6,900,000 of deferred underwriting commissions), any equity issued or cash paid to the target’s equityholders or other third parties, or the target business itself, including its assets, liabilities, management and prospects, or the impact of our public warrants and private placement warrants. At such valuation, each share of our common stock would have an implied value of $7.96 per share upon consummation of our initial business combination, which would be a 79.6% decrease as compared to the initial implied value per public share of $10.00 (the price per unit in the IPO, assuming no value is ascribed to the public warrants).

Public shares: 23,000,000

Founder shares: 5,750,000

Total shares: 28,750,000

Total funds in trust available for initial business combination: $235,750,000

Initial implied value per public share: $10.25

Implied value per share upon consummation of initial business combination: $7.96

We may amend the terms of the public warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your public warrants could be increased, the warrants could be converted into cash or stock (at a ratio different than initially provided), the exercise period could be shortened and the number of shares of our Class A common stock purchasable upon exercise of a public warrant could be decreased, all without your approval.

Our public warrants were issued in registered form under a public warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The public warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correcting any mistake, including to conform the provisions of the public warrant agreement to the description of the terms of the public warrants and the public warrant agreement set forth in this annual report, (ii) adding or changing any provisions with respect to matters or questions arising under the public warrant agreement as the parties to the public warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the public warrants or (iii) providing for the delivery of an “alternative issuance” (as defined in the public warrant agreement), provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any other modification or amendment to the terms of the public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the public warrants, convert the public warrants into cash or stock (at a ratio different than initially provided), shorten the exercise period or decrease the number of shares of our common stock purchasable upon exercise of a public warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per public warrant if, among other things, the last reported sale price of our Class A common stock has been at least $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any ten trading days within a 20 trading-day period ending on the third trading day prior to the date on which the notice of redemption is given to the public warrant holders and provided that certain other conditions are met. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the issued and outstanding public warrants could force you to: (1) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so; (2) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants; or (3) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants.

Our management’s ability to require holders of our public warrants to exercise such public warrants on a cashless basis will cause holders to receive fewer shares of Class A common stock upon their exercise of the public warrants than they would have received had they been able to exercise their public warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this annual report have been satisfied, our management will have the option to require any holder that wishes to exercise its public warrants (including any public warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their public warrants on a cashless basis, the number of shares of Class A common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised its public warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Our warrants and founder shares may have an adverse effect on the market price of our Class A common stock and make it more difficult to effectuate our initial business combination.

We issued public warrants to purchase 11,500,000 shares of our Class A common stock, including the underwriter’s exercise of its over-allotment option in full, at a price of $11.50 per whole share (subject to adjustment as provided herein) and, simultaneously with the closing of the IPO, we issued in a private placement transaction an aggregate of 13,100,000 private placement warrants, each exercisable to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. Our initial stockholders currently hold 5,750,000 shares of Class B common stock. The founder shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our sponsor, an affiliate of our sponsor or our officers and directors make any working capital loans, up to $2,000,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants.

To the extent we issue shares of Class A common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the business combination. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The private placement warrants are identical to the public warrants except that (1) they will not be redeemable by us, (2) they (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (3) they may be exercised by the holders on a cashless basis and (4) the holders thereof (including with respect to the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights.

Because each unit contains one-half of one redeemable public warrant and only a whole public warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable public warrant. Pursuant to the public warrant agreement, no fractional public warrants will be issued upon separation of the units, and only whole units will trade. This is different from other offerings similar to ours whose units include one share of Class A common stock and one whole public warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the public warrants upon completion of a business combination since the public warrants will be exercisable in the aggregate for a half of the number of shares compared to units that each contain a whole public warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a public warrant to purchase one whole share.

Our warrant agreements designate the courts of the City of New York, County of New York, State of New York, the United States District Court for the Southern District of New York or the federal district courts of the United States as the exclusive forums for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of holders of our warrants to obtain a favorable judicial forum for disputes with our company.

Our forum provisions of our warrant agreements, is filed in a court other than a court of the City of New York, County of New York, State of New York or the United States District Court for the Southern District of New York, a “foreign action” in the name of any holder of our warrants, such holder of our warrants shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions, and (y) having service of process made upon such holder of our warrants in any such action brought in such court to enforce the forum provisions by service upon such holder’s counsel in the foreign action as agent for such holder.

This choice-of-forum provision may limit the ability of a holder of our warrants to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Warrant holders who are unable to bring their claims in the judicial forum of their choosing may be required to incur additional costs in pursuit of actions which are subject to our choice-of-forum provision. However, the enforceability of similar exclusive forum provisions (including exclusive federal forum provisions for actions, suits or proceedings asserting a cause of action arising under the Securities Act) in other companies’ organizational documents has been challenged in legal proceedings, and there is uncertainty as to whether courts would enforce the exclusive forum provisions in our warrant agreements. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find these provisions of our warrant agreements to be inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management.

A provision of our warrant agreements may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if (i) we issue additional shares of Class A common stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share of Class A common stock, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share of Class A common stock, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price and, in the case of the public warrants only, the $18.00 per share redemption trigger prices described under “Description of Securities—Warrants—Public Stockholders’ Warrants—Redemption of public warrants” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

The determination of the offering price of our units and the size of the IPO is more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to the IPO there was no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriter. In determining the size of the IPO, management held customary organizational meetings with representatives of the underwriter, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriter believed it reasonably could raise on our behalf. Factors considered in determining the size of the IPO, prices and terms of the units, including the Class A common stock and public warrants, include:

•	the history and prospects of companies whose principal business is the acquisition of other companies;

•	prior offerings of those companies;

•	our prospects for acquiring an operating business at attractive values;

•	a review of debt to equity ratios in leveraged transactions;

•	our capital structure;

•	an assessment of our management and their experience in identifying suitable acquisition opportunities;

•	general conditions of the securities markets at the time of the IPO; and

•	other factors as were deemed relevant.

Although these factors were considered, the determination of our offering price is more arbitrary than the pricing of securities of an operating company in a particular industry since we have no historical operations or financial results.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this annual report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred common stock. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of our management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Relating to Our Management Team

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other responsibilities. In addition, while we expect that our advisors will assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. We do not intend to have any full-time employees prior to the completion of our business combination. Each of our officers, directors and advisors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers, directors and advisors are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and/or board members for other entities. If our officers’, directors’ and advisors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

We are dependent upon our officers and directors and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post- combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, we do not currently expect that any of them will do so. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

In addition, the officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may cause our key personnel to have conflicts of interest in determining whether to proceed with a particular business combination. However, we do not expect that any of our key personnel will remain with us after the completion of our initial business combination.

Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The direct and indirect personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination, as we do not expect that any of our key personnel will remain with us after the completion of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any stockholders or warrant holders who choose to remain a stockholder or warrant holder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders or warrant holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an acquisition candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an acquisition candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity or other transaction should be presented.

Until we consummate our initial business combination, we intend to engage in the business of identifying, selecting and combining with one or more businesses. Our sponsor, its members, and our officers and directors are, or may in the future become, affiliated with entities (such as operating companies or investment vehicles) that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses.

As described under “Management—Conflicts of Interest,” our officers and directors, our sponsor and its members presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors, or our sponsor or any of its members, becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business opportunity may be presented to another entity prior to its presentation to us. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

In addition, none of our advisors are officers or directors of our company and, therefore, owe us no fiduciary duties as such. While we expect that they will assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Our advisors may have fiduciary, contractual or other obligations or duties to other organizations to present business combination opportunities to such other organizations rather than to us. Accordingly, if any advisor becomes aware of a business combination opportunity which is suitable for one or more entities to which such advisor has fiduciary, contractual or other obligations or duties, such advisor will honor those obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and such advisor determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential business opportunity may be presented to another entity prior to its presentation to us.

See “Management—Conflicts of Interest” and “Certain Relationships and Related Party Transactions” for a discussion of our officers’ and directors’ business affiliations and potential conflicts of interest.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, advisors, security holders or their respective affiliates (including our sponsor and the members or our sponsor) from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, any of its members, our directors, officers or advisors, or we may pursue an affiliated joint acquisition opportunity with any such persons. We do not have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our officers or directors which may raise potential conflicts of interest.

In light of the involvement of our sponsor, its members and our officers and directors with other businesses, we may decide to acquire one or more businesses affiliated with or competitive with our sponsor, any of its members, our officers or directors and their respective affiliates. Our officers and directors also serve as officers and/or board members for other entities, including, without limitation, those described under “Management—Conflicts of Interest.” Such entities and entities affiliated with our sponsor and its members, may compete with us for business combination opportunities. Our officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or from an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Because our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may hold) and because our initial stockholders may profit substantially even under circumstances where our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

On August 13, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, resulting in an effective purchase price per founder share of approximately $0.0043. The founder shares will be worthless if we do not complete an initial business combination. Additionally, members of our management team may directly or indirectly own our securities following the IPO, including founder shares and, accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

In addition, our sponsor has committed to purchase an aggregate of 13,100,000 private placement warrants for a purchase price of $13,100,000, or $1.00 per private placement warrant. These private placement warrants will also be worthless if we do not complete our initial business combination. Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein.

The founder shares are identical to the shares of common stock included in the units being sold in the IPO, except that: (1) our initial stockholders, officers, directors and advisors have entered into a letter agreement with us, pursuant to which they have agreed to waive: (a) their redemption rights with respect to any founder shares and any public shares held by them in connection with our initial business combination, (b) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (I) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (II) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; and (c) their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the completion window); (2) the founder shares are subject to certain transfer restrictions, as described under “Description of Securities—Founder Shares”; (3) the founder shares are automatically convertible into shares of our Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein; and (4) the holders of founder shares are entitled to registration rights.

The direct and indirect personal and financial interests of our sponsor, its members, and our officers, directors and advisors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination and may result in a misalignment of interests between our initial stockholders, on the one hand, and our public stockholders, on the other hand. This risk may become more acute as the deadline for completing our initial business combination nears. In addition, because the founder shares were purchased by our initial stockholders at approximately $0.0043 per share, the holders of our founder shares (including members of our management team, directors and advisors, that directly or indirectly own founder shares) could make a substantial profit after our initial business combination even if our public stockholders lose money on their investment as a result of a decrease in the post-combination value of their shares of Class A common stock (after accounting for any adjustments in connection with an exchange or other transaction contemplated by an initial business combination). For example, an initial stockholder with 1,000 founder shares would have paid approximately $4.30 to obtain such founder shares. At the time of an initial business combination, such holder would be able to convert such founder shares into 1,000 shares of our Class A common stock and would receive the same consideration in connection with our initial business combination as a public stockholder for the same number of shares of our Class A common stock. If the value of the shares of our Class A common stock on a post-combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by an initial business combination) were to decrease to $5.00 per share of our Class A common stock, the holder of our founder shares would obtain a profit of approximately $4,996 on account of the 1,000 founder shares that were converted into shares of Class A common stock in connection with our initial business combination. By contrast, a public stockholder holding 1,000 shares of Class A common stock would lose $5,000 in connection with the same transaction.

Our management team and our sponsor may make a profit on any initial business combination, even if any public stockholders who did not redeem their public shares would experience a loss on such initial business combination. As a result, the economic interests of our management team and our sponsor may not fully align with the economic interests of public stockholders.

Like most special purpose acquisition companies, our structure may not fully align the economic interests of our sponsor and those persons, including our officers and directors, who have interests in our sponsor with the economic interests of our public stockholders. Upon the consummation of the IPO, our sponsor invested in us an aggregate of $13,125,000, comprised of the $25,000 purchase price for the founder shares and the $13,100,000 purchase price for the private placement warrants. Assuming a trading price of $10.00 per share upon consummation of our initial business combination, the 5,750,000 founder shares held by our sponsor have an aggregate implied value of $57,500,000. Even if the trading price of our Class A common stock was as low as $2.05 per share, and the private placement warrants were worthless, the value of the founder shares would be equal to the sponsor’s initial investment in us. As a result, so long as we complete an initial business combination, our sponsor is likely to be able to recoup its investment in us and make a substantial profit on that investment, even if our public shares lose significant value. Accordingly, our sponsor and members of our management team who own interests in our sponsor may have incentives to pursue and consummate an initial business combination quickly, with a risky or not well established target business, and/or on transaction terms favorable to the equityholders of the target business, rather than continue to seek a more favorable business combination transaction that could result in an improved outcome for our public stockholders or liquidate and return all of the cash in the trust to the public stockholders. For the foregoing reasons, you should consider our sponsor’s and management team’s financial incentive to complete an initial business combination when evaluating whether to redeem your public shares prior to or in connection with an initial business combination.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense or accept less favorable terms, or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If our management team pursues a company with operations or opportunities outside of the United States for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 pandemic or a significant outbreak of other infectious diseases;

•	tax consequences;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars, including the conflict in Ukraine and the surrounding region;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and government appropriation of assets.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination or, if we complete such initial business combination, our operations might suffer, either of which may adversely impact our results of operations and financial condition.

If our management following our initial business combination is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the post-business combination company, and the management of the target business at the time of the business combination could remain in place. Management of the target business may not be familiar with U.S. securities laws. If new management is unfamiliar with U.S. securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on our stockholders or warrant holders.

We may, in connection with our initial business combination and subject to requisite stockholder approval under the DGCL, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder or warrant holder to recognize taxable income in the jurisdiction in which the stockholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity (or may otherwise result in adverse tax consequences). We do not intend to make any cash distributions to stockholders or warrant holders to pay such taxes. Stockholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

General Risk Factors

Past performance by members of our management team may not be indicative of future performance of an investment in us.

We have no operating results, and did not commence operations until obtaining funding through the IPO. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, engaged in any substantive discussions, directly or indirectly, with any business combination target with respect to an initial business combination with us and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Certain agreements related to the IPO may be amended without stockholder approval.

Certain agreements, including the letter agreement among us and our sponsor, officers, directors and advisors, and the registration rights agreement among us and our initial stockholders, may be amended without stockholder approval. These agreements contain various provisions, including transfer restrictions on our founder shares, that our public stockholders might deem to be material. For example, our letter agreement and the underwriting agreement contain certain lock-up provisions with respect to the founder share, private placement warrants and other securities held by our initial stockholders, sponsor, officers and directors. Amendments to such agreements would require the consent of the applicable parties thereto and would need to be approved by our board of directors, which may do so for a variety of reasons, including to facilitate our initial business combination. While we do not expect our board of directors to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendments would not require approval from our stockholders, may result in the completion of our initial business combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of the end of any second quarter of a fiscal year, in which case we would no longer be an emerging growth company as of the end of such fiscal year. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer, or other employee of our company to our company or our stockholders, (3) action asserting a claim against our company or any director, officer or employee of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (c) for which the Court of Chancery does not have subject matter jurisdiction or (d) any action arising under the Securities Act of 1933, as amended, as to which the federal district courts of the United States are the exclusive forum. Notwithstanding the foregoing, these provisions will not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a “foreign action”) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder. This forum selection clause may discourage claims or limit stockholders’ ability to submit claims in a judicial forum that they find favorable and may result in additional costs for a stockholder seeking to bring a claim. While we believe the risk of a court declining to enforce this forum selection clause is low, if a court were to determine the forum selection clause to be inapplicable or unenforceable in an action, we may incur additional costs in conjunction with our efforts to resolve the dispute in an alternative jurisdiction, which could have a negative impact on our results of operations and financial condition and result in a diversion of the time and resources of our management and board of directors.

An investment in us may result in uncertain or adverse U.S. federal income tax consequences.

An investment in us may result in uncertain or adverse U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we issued, the allocation an investor makes with respect to the purchase price of a unit between the Class A common stock and the one-half of a public warrant to purchase one Class A common stock included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants are unclear under current law, and the adjustment to the exercise price and/or redemption price of the warrants could give rise to dividend income to investors without a corresponding payment of cash. Finally, it is unclear whether the redemption rights with respect to our common stock suspend the running of a U.S. Holder’s (as defined in “United States Federal Income Tax Considerations”) holding period for purposes of determining whether any gain or loss realized by such U.S. Holder on the sale or exchange of Class A common stock is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. See “United States Federal Income Tax Considerations” for a summary of the U.S. federal income tax considerations of an investment in our securities. Prospective investors are urged to consult their own tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We currently maintain our executive offices at 99 Wall Street, Suite 460, New York, New York 10005. The cost for this space is included in the $20,000 per month fee that we pay our sponsor for office space and administrative and support services, which includes up to approximately $13,750 per month payable to our Chief Financial Officer. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings.

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the 12 months preceding the date of this annual report.

Item 4.	Mine Safety Disclosures.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.

Our units, Class A common stock and warrants are traded on the NYSE under the symbols “KNSWU”, “KNSW” and “KNSW WS”, respectively.

Although there are a larger number of beneficial owners, at March 24, 2023, there was one holder of record of our units, one holder of record of our separately traded Class A common stock and one holder of record of our public warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to a business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On August 13, 2021, the Sponsor paid $25,000, or approximately $0.0043 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 shares of Class B Common Stock, par value $0.0001 each. As the underwriters’ over-allotment option was exercised in full as part of the IPO, none of the shares of Class B Common Stock are subject to forfeiture. The shares of Class B Common Stock were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On January 25, 2022, the Company consummated the IPO of 23,000,000 units, which included the exercise in full by the underwriters of their over-allotment option to purchase up to 3,000,000 additional units. Each Unit consists of one share of Class A Common Stock and one-half of one redeemable public warrant, with each whole public warrant entitling the holder thereof to purchase one share of Class A Common Stock at a price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds of $230,000,000 to the Company. RBC Capital Markets, LLC acted as the sole book-running manager for the IPO. The securities sold in the IPO were registered under the Securities Act on the Registration Statement. The SEC declared the Registration Statement effective on January 20, 2022.

Concurrently with the consummation of the IPO, the Company consummated the private placement of an aggregate of 13,100,000 private placement warrants to the Sponsor at a price of $1.00 per private placement warrant, generating gross proceeds of $13,100,000 to the Company. The private placement warrants are identical to the public warrants included as part of the units sold in the IPO, except that: (1) the private placement warrants will not be redeemable by us, (2) the private placement warrants (including the Class A common stock issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (3) the private placement warrants may be exercised by the holders on a cashless basis and (4) the holders thereof (including with respect to the shares of Class A common stock issuable upon exercise of these warrants) are entitled to registration rights. No underwriting discounts or commissions were paid with respect to the private placement of the private placement warrants to the sponsor. The issuance and sale of the private placement warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Of the gross proceeds received from the sale of the units and the private placement warrants in the IPO, $235,750,000 was placed in the trust account, comprised of $230,000,000 of the proceeds from the IPO and $5,750,000 of the proceeds from the sale of the private placement warrants. The Company paid a total of $4,200,000 in underwriting discounts and commissions and $534,010 for other costs and expenses related to the IPO.

Item 6.	[Reserved].

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “KnightSwan Acquisition Corporation,” “our,” “us” or “we” refer to KnightSwan Acquisition Corporation, references to “management” or “management team” refer to the Company’s officers and directors and references to the “Sponsor” refer to KnightSwan Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form 10-K (this “Annual Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes, and oral statements made from time to time by representatives of the Company may include, forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act and are intended to be covered by the safe harbor created thereby. The Company has based these forward-looking statements on management’s current expectations, projections and forecasts about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about the Company that may cause its actual business, financial condition, results of operations, performance and/or achievements to be materially different from any future business, financial condition, results of operations, performance and/or achievements expressed or implied by these forward-looking statements. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in the Company’s other filings with the SEC. All of these factors are subject to additional uncertainty in the context of the COVID-19 pandemic and the conflict in Ukraine, which are having impacts on our business and markets generally and the economy as a whole. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “target,” “goal,” “shall,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. In addition, any statements that refer to expectations, projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.

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

Results of Operations

All activity for the period from August 13, 2021 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period August 13, (inception) to December 31, 2021, we had a net loss of $92,078 which consisted of $92,078 of formation and operating costs, including consulting fees.

For the year ended December 31, 2022, we had a net loss of $564,499, which consists of operating costs of $3,256,991 offset by interest income on investments held in the trust account of $3,399,497. Operating costs for the year ended December 31, 2022 consist of legal fees ($504,000), profits interest expense ($549,854), sponsors management fee ($223,871), professional fees ($1,227,308), directors and officers insurance ($287,402), Delaware franchise tax accrual ($200,000), listing fees ($165,478), and other miscellaneous fees ($99,078). In addition, for the year ended December 31, 2022, the company recorded an income tax provision of $707,005 due to the increase in taxable interest income in the Trust Account.

Liquidity and Capital Resources

On January 25, 2022, we consummated the Initial Public Offering of 23,000,000 Units at $10.00 per Unit, including the issuance of 3,000,000 Units as a result of the underwriter’s exercise of its over-allotment option, generating gross proceeds of $230,000,000 as described in Note 3 to the financial statements. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 13,100,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement transaction to the Sponsor, generating gross proceeds of $13,100,000 as described in Note 4 to the financial statements.

Following the Initial Public Offering and the sale of the Private Placement Warrants, a total of $235,750,000 was placed in the trust account. We incurred $11,634,010 in costs related to the Initial Public Offering, consisting of $4,200,000 of net underwriting fees, $6,900,000 of deferred underwriting fees and $534,010 of other offering costs.

For the year ended December 31, 2022, cash used in operating activities was $1,489,598. A loss of $564,499 was affected by interest earned on investments held in the trust account of $3,399,497, profit interest compensation of $549,854 and changes in operating assets and liabilities provided $1,924,544 of cash for operating activities. During the year ended December 31, 2022, the Company’s primary uses of cash were D&O Insurance ($459,000), a payment for a one-time consulting fee ($400,000), listing fees ($165,478) and management fees ($223,871).

As of December 31, 2022, we had investments held in the trust account of $239,149,497 (including $3,399,497 of interest income) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination.

As of December 31, 2022, we had cash of $1,052,953 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete our initial business combination.

In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within 18 months from the closing of the IPO (July 25, 2023 – less than 12 months from the date of these financial statements), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates:

Class A Common Stock Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income/(Loss) per Common Share

Net income (loss) per common share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. We apply the two-class method in calculating net income (loss) per ordinary share. Accretion associated with the redeemable Class A ordinary shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value.

Stock Based Compensation

The Sponsor has granted profits interest units in the Sponsor for the benefit of the Company to compensate employees and others that provide services to the Company. The Company accounts for stock compensation for accounting purposes in accordance with ASC 718 “Compensation – Stock Compensation”, which recognizes awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The Company measured the fair value of the units on the grant date of the award utilizing a valuation model which considers assumptions such as probability of the IPO not occurring, the probability of the Business Combination not occurring, estimated concessions to facilitate a transaction completion, and a discount for lack of marketability.

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of December 31, 2022, there were no deferred offering costs recorded in the accompanying balance sheet.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial and accounting officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Under the supervision and with the participation of our chief executive officer and chief financial officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on criteria specified in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, our management, including our chief executive officer and chief financial officer, concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

Other than as described below, there have not been any changes in the Company’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)), that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management previously identified a deficiency in the design and operating effectiveness of the Company’s internal controls that represented a material weakness in our internal control over financial reporting. The deficiency was the result of an existing control failing to operate effectively. Management evaluated its existing controls and sought to remediate this material weakness by, among other things, expanding and improving our review process for annual reporting and improvement of our internal control over financial reporting and identifying third-party professionals with whom to consult to ensure our financial statements and accompanying disclosures are properly presented in accordance with US GAAP. As such, the Company enhanced its processes to identify and appropriately apply applicable accounting and reporting requirements through these efforts. Thus, management has concluded that the material weakness was remediated as of December 31, 2022.

Item 9B.	Other Information.

On February 15, 2023, Brandee Daly informed the Company of her decision to resign as Chief Executive Officer and as a director of the Company, effective immediately. Ms. Daly’s resignation was voluntary and not the result of any disagreement with the operations, policies or practices of the Company.

On March 20, 2023, the Board of Directors approved Teresa Carlson as acting Chief Executive Officer of the Company.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our current directors and executive officers.

Name	Age	Title
Teresa Carlson	60	Chair of the Board of Directors and Interim Chief Executive Officer
Matthew McElroy	33	Chief Financial Officer
Anne K. Altman	64	Director
Dr. Merlynn Carson	39	Director
S. Leslie Ireland	63	Director
Dawn Meyerriecks	63	Director
Laura Price	61	Director

Teresa Carlson, the Chair of the board of directors and interim Chief Executive Officer of KnightSwan, is the President and Chief Commercial Officer of Flexport. Prior to her role at Flexport, Ms. Carlson was Corporate Vice President and Executive-in-Resident at Microsoft. She was also previously President and Chief Growth Officer at Splunk Inc. (Nasdaq: SPLK), leading efforts to align and drive Splunk’s ongoing business transformations and go-to-market segments. Prior to Splunk, Ms. Carlson spent a decade at Amazon.com, Inc. (“Amazon”), successfully launching Amazon’s Worldwide Public Sector and Industries Division for AWS. During her tenure, Ms. Carlson grew the Public Sector Division from its inception and pioneered the U.S. Government’s technological shift to the Cloud. Under her direction, AWS established the International Traffic in Arms Regulations (ITAR) compliant GovCloud (U.S.-East) region in 2011, the commercial cloud services (C2S) contract for the intelligence community in 2014, and a second GovCloud region (U.S.-West) in 2018, setting the stage for future cloud regions for the defense and intelligence community. More broadly, Ms. Carlson’s strong belief that public sector customers should have access to the same advanced and innovative technology as startups led her to expand the scope of AWS in the public sector. Ms. Carlson has opened over 35 offices around the world, which now serve customers in over 172 countries. Ms. Carlson also created a startup, Envision Engineering, which was designed to quickly respond to the needs of governments and citizens during emergencies. Envision Engineering was instrumental in speeding governmental entities’ response to the COVID-19 pandemic. Today, and as a result of Ms. Carlson’s vision and early incubation efforts, over 7,500 government agencies, over 14,000 academic institutions, and over 35,000 nonprofit organizations use AWS to meet their missions. Outside of the U.S., Ms. Carlson worked closely with governmental bodies, educational institutions, telecommunications providers, and other businesses to guide the launch of AWS in Bahrain in 2019. Ms. Carlson has worked closely across the Middle East to promote the Fourth Industrial Revolution (4IR) in region, expanding opportunities for businesses to leverage cloud technologies within Bahrain, Saudi Arabia, and the United Arab Emirates. Ms. Carlson actively cultivates diversity, and formed “We Power Tech,” the backbone of AWS’ diversity and inclusion initiatives, to ensure that underrepresented groups are reflected throughout all of AWS’ outreach efforts. Ms. Carlson and her team developed and launched other education initiatives including AWS Educate, which created two and four year cloud curricula for colleges and universities worldwide, as well as Tech U, a program designed to recruit and cultivate diverse talent through the organization. Prior to joining AWS, Ms. Carlson spent nearly a decade at Microsoft where she successfully launched the company’s government agency division, Microsoft Federal. In her role, Ms. Carlson led strategy, execution of sales, partnering, contracting, business development, and performance world-wide. While overseeing Microsoft Federal, Ms. Carlson led Microsoft’s first cloud-based U.S. Government Business Productivity Online Services (BPOS) Region, closed the first ever Office 365 deal with the U.S. Department of Agriculture, and closed the then-largest Enterprise Agreement with the U.S. Air Force, valued at over $330 million. As the leader of the U.S. Federal team, Ms. Carlson oversaw one of Microsoft’s largest divisions. Ms. Carlson received a Bachelor’s degree in Communication and a Master’s Degree in Speech and Language Pathology from Western Kentucky University. Ms. Carlson is a highly accomplished and award-winning Government IT executive, and was named as one of the 39 most important people in the cloud by Insider. The many awards acknowledging her contributions include: winning the Wash100 Award six times, being one of Washingtonian’s Tech Titans, being acknowledged for her Distinguished Leadership by the Committee for Economic Development (CED), and being given the Lifetime Achievement Award by Northern Virginia Technology Council (NVTC). Ms. Carlson is currently on the board of directors of Karat, Inc. and Commure, Inc. Ms. Carlson is the Vice Chair of the White House Historical Association (WHHA), is Secretary of the Economic Club of Washington, and sits on the boards of the Atlantic Council, 9-11 Pentagon Memorial Fund, the International Center for Missing and Exploited Children (ICMEC), and the National Security Institute (NSI) at George Mason University.

Matthew McElroy, the Chief Financial Officer of KnightSwan, is an experienced M&A accounting and finance leader. We believe Mr. McElroy’s previous experience in providing consulting and audit services to the Aerospace, Defense, and Government Services (“ADG”) industry qualifies him to lead KnightSwan’s due diligence processes on potential target companies. Prior to joining KnightSwan, from September 2018 to August 2021, Mr. McElroy led rigorous buy-side and sell-side financial due diligence engagements at Pipaya, a leading boutique M&A consulting firm that specializes in the ADG industry. In addition to providing financial due diligence services to corporate clients in the ADG industry, Mr. McElroy also acted in interim Chief Financial Officer roles, providing financial reporting and corporate accounting expertise and executive leadership. Prior to Pipaya, from September 2016 to September 2018, Mr. McElroy served in various roles, including as a Manager, in the Transaction Services Group at Grant Thornton, one of the world’s largest independent audit, tax, and advisory firms. While at Grant Thornton, Mr. McElroy executed numerous buy-side, sell-side, and divestiture transactions for both private equity and corporate clients across the ADG, technology, healthcare, and manufacturing industries. Before joining the Transaction Services Group, Mr. McElroy was an Engagement Lead in the Audit practice at Grant Thornton, focusing on the ADG and technology sectors for both publicly-traded and privately-held companies. Mr. McElroy received a Bachelor of Science in Accounting and Economics from University of Hartford. Since January 2020, Mr. McElroy has been the Co-President of the Alumni Association and ex officio Board of Trustee Members for Camp Dudley.

Anne K. Altman is an independent director and a respected global business leader, having worked for IBM for over three decades addressing complex business challenges within the government and commercial industries. Ms. Altman re-established IBM as a major force in the U.S. Federal market. Ms. Altman also led the company’s mainframe business, System Z, through one of the most significant product launches in the history of the industry. Ms. Altman is widely recognized for the development, growth, and mentoring of leaders both within IBM and the broader business community. Ms. Altman retired from IBM as General Manager, IBM U.S. Federal and Government Industries. In that role, Ms. Altman was responsible for IBM’s multi-billion dollar business with federal government clients and related industries in the United States. Prior to that role, Ms. Altman served as General Manager, IBM Public Sector, and had global responsibilities for government, healthcare, life sciences, and education. In this capacity, Ms. Altman also led IBM’s Smarter Cities initiative, helping organizations, states, and countries focus on transforming infrastructure, citizen-based services, healthcare, and education— all directed at improving economic vitality. In 2017, Ms. Altman co-founded “Everyone Matters, Inc.”, an organization focused on the advancement of individuals and social causes. Ms. Altman also serves as an independent director on the boards of Maximus Inc. (NYSE: MMS) since January 2017, TechFlow, Inc. since July 2016, Siemens Government Technologies, Inc. since February 2018, and Gunnison Consulting Group since September 2019. Across these boards, Ms. Altman serves as a member of Audit, Compensation, Nominating and Governance, and Information Technology committees. Ms. Altman also serves on the Executive Committee of the Board of the National Symphony Orchestra and the Dean’s Council of George Mason University, School of Business. Ms. Altman is also a member of the National Association of Corporate Directors (NACD). Ms. Altman received a Bachelor of Science in Marketing from George Mason University.

Dr. Merlynn Carson is an independent director and the founder of Myriddian, a leading health IT consultancy serving both the government and private sectors. Dr. Carson has been CEO/President of Myriddian since 2012. Dr. Carson, a physician by training, has been a persistent innovator in healthcare through her integration of technology, data, and clinical medicine to help better understand our public health needs and improve overall outcomes for providers, payors, and patients. Under Dr. Carson’s leadership, Myriddian has won numerous awards, including Inc. 5,000 Fastest-Growing Companies and the Moxie Award for boldness in innovation. Dr. Carson is actively involved in both political and philanthropic initiatives. Dr. Carson is currently an engaged member of the Congressional Club, an Advisory Board Member of Winning for Women, and a Board Director of the White House Historic Association. Dr. Carson received a Bachelor of Science in Biology from the University of Maryland and a Doctorate of Medicine from American University of Antigua Manipal School of Medicine. Dr. Carson’s professional accolades have been recognized through numerous awards: the Baltimore’s finest 35 under 35; Smart CEO Brava Award, which honors Female CEOs that are exemplary leaders of both their company and their community; the multi-year Best of Business, Columbia; American Excellence in Consulting and Leadership; and the Baltimore Business Journal “Rising Star,” a joint award with the Living Classrooms Foundation recognizing outstanding young leaders for their achievements and philanthropic efforts.

S. Leslie Ireland is an independent director and the former Assistant Secretary of the Treasury for Intelligence and Analysis. Ms. Ireland joined the Treasury in 2010 after 25 years at the CIA, where she specialized in Iran and the Middle East. Ms. Ireland retired from federal service in November 2016 after more than 31 years in the IC. In assignments of note, from 2008 to 2010, Ms. Ireland served as the daily intelligence briefer to President Obama and from 2005 to 2008, Ms. Ireland served as the principal advisor to the Director of National Intelligence on Iran and was responsible for overseeing the intelligence process on Iran for the entire U.S. Government. Since October 2017, Ms. Ireland has been on the board of directors of Citigroup Inc. (NYSE: C). Since September 2017, Ms. Ireland has been on the board of directors of The Stimson Center, a non-partisan think-tank in Washington, DC. Ms. Ireland has been a member of Chubb Insurance’s Cyber Security Advisory Board since March 2021. She has also been a member of Cyber Risk Directors Network, Tapestry Networks since December 2019 and also a member of the Board of Advisors of Cyber Florida: The Florida Center for Cybersecurity since November 2020. Ms. Ireland has also been an advisor to the CEO/Founder of Enveil, Inc. – a start-up focused on homomorphic encryption – since March 2019. She was also the chairperson of the Financial Threats Council, Intelligence and National Security Alliance (INSA) from May 2017 to February 2021. Ms. Ireland received a Bachelor of Arts in Government from Franklin and Marshall College. She received a Master’s Degree in Russian Studies from Georgetown University. Ms. Ireland is the recipient of the Alexander Hamilton Award, the highest award bestowed by the Secretary of the Treasury. Ms. Ireland is also the recipient of the Intelligence Community Seal Medallion, the National Intelligence Distinguished Service Medal (2008 and 2016), and the CIA Intelligence Commendation Medal.

Dawn Meyerriecks is an independent director and the former Deputy Director of CIA for Science and Technology at the CIA. From 2014 to 2021, Ms. Meyerriecks led a global team of government and contract engineers, scientists, and project managers, providing technical, programmatic, operational, and policy oversight to multi-billion dollar programs focusing on national security objectives. Prior to the CIA, Ms. Meyerriecks served as the Deputy Director of National Intelligence for Acquisition, Technology & Facilities, delivering complex technologies that underpinned national missions. Before that, Ms. Meyerriecks served as the Senior Vice President for Product Technology at AOL, where she was responsible for full lifecycle development and integration of all consumer-facing AOL products and services. Before joining AOL, Ms. Meyerriecks worked for nearly ten years at the Defense Information Systems Agency (DISA), where she was the Chief Technology Officer and Technical Director for the Joint Interoperability and Engineering Organization (JIEO). Ms. Meyerriecks received a Bachelor of Science in Electrical Engineering and Business Administration from Carnegie-Mellon University. Ms. Meyerriecks received a Master of Science in Computer Science from Loyola Marymount University. In addition to holding senior leadership positions in Government, Ms. Meyerriecks has extensive board and advisory experience, having served on the STRATCOM C2 Advisory Group, the Defense Science Board, the NCTC Advisory Board, the National Academy of Sciences, the Unisys Federal Advisory Board, and the SunFed Advisory Board. Her professional accomplishments have been recognized through numerous awards including: Tech Titans 2019: Washington’s Top Tech Leaders, the Government Computer News Department of Defense Person of the Year, the Presidential Distinguished Service Award, InfoWorld CTO of the Year, and she was featured in Fortune magazine as one of the top 100 intellectual leaders in the world.

Laura Price is an independent director for KnightSwan Acquisition Corporation and former partner at KPMG, where she served for over 25 years providing financial reporting and risk management services to clients in the federal government. From June 2000 to September 2021, Ms. Price served as an audit and advisory partner in KPMG’s federal consulting practice, where she helped build the firm’s federal advisory presence and led a variety of financial management and operational improvement engagements for numerous federal agencies in all sectors including the U.S. intelligence agencies, DoD components, legislative agencies and a number of federal civilian agencies. Prior to her appointment as a partner at KPMG in 2000, Ms. Price served as an audit senior manager. While at KPMG, Ms. Price authored multiple publications on a litany of topics on risk management, ranging from broad topics such as enterprise risk management to more focused risks such as human capital and talent management. Ms. Price is a Certified Public Accountant and a Certified Government Financial Manager, and is a member of several professional organizations, including the American Institute of Certified Public Accountants and the National Association of Government Accountants.

Ms. Price received a Bachelor of Science in Business Administration with a concentration in accounting from Michigan Technical University and received a Master of Arts in Organization Management from George Washington University. From 2008 until November 2021, Ms. Price served as treasurer of the board of the DC Youth Orchestra Program, which provides music education to youth from all socioeconomic backgrounds.

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members. In accordance with the NYSE corporate governance requirements, we are not required to hold an annual general meeting until one year after our first fiscal year end following our listing on the NYSE.

Holders of our Class B common stock and holders of our Class A common stock will vote together as a single class, with each share entitling the holder to one vote, on the election and removal of directors, except as required by applicable law or stock exchange rules. Approval of our initial business combination will require the affirmative vote of a majority of our board directors. Subject to any other special rights applicable to the stockholders, prior to our initial business combination, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board of directors that includes any directors representing our sponsor then on our board of directors or by a plurality of the votes cast by the holders of our Class B common stock and holders of our Class A common stock voting together as a single class.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer, Assistant Treasurers and such other offices as may be determined by the board of directors (including interim officers as it deems appropriate).

Director Independence

An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors has determined that each of Anne K. Altman, Dr. Merlynn Carson, S. Leslie Ireland, Dawn Meyerriecks and Laura Price is an “independent director” under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Executive Officer and Director Compensation

None of our officers or directors have received any cash compensation for services rendered to us. Our sponsor, officers, directors and their respective affiliates are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying or selecting potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other compensation from the combined company. All compensation will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our officers after the completion of our initial business combination will be determined by a compensation committee constituted solely by independent directors.

We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment. The existence or terms of any such employment or consulting arrangements may influence our management’s motivation in identifying or selecting a target business, and we do not believe that the ability of our management to remain with us after the consummation of our initial business combination should be a determining factor in our decision to proceed with any potential business combination.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee, each of which is composed solely of independent directors. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that has been approved by our board of directors and have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

The members of our audit committee are S. Leslie Ireland, Dawn Meyerriecks and Laura Price. Laura Price serves as chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, within one year of our listing on the NYSE. Our board of directors has determined that each of S. Leslie Ireland, Dawn Meyerriecks and Laura Price is an “independent director” under applicable SEC and NYSE rules.

Each member of the audit committee is financially literate and our board of directors has determined that Laura Price qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

•

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent public registered accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firms;

•

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent public registered accounting firms or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•

reviewing and discussing with the independent public registered accounting firms all relationships the public registered accounting firms have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent public registered accounting firms;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•

obtaining and reviewing a report, at least annually, from the independent public registered accounting firms describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the public registered accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent public registered accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Anne K. Altman, Dr. Merlynn Carson and Dawn Meyerriecks. Anne K. Altman serves as chair of the compensation committee. Our board of directors has determined that each of Anne K. Altman, Dr. Merlynn Carson and Dawn Meyerriecks is an “independent director” under applicable SEC and NYSE rules.

We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

•

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Anne K. Altman, Dr. Merlynn Carson and S. Leslie Ireland. S. Leslie Ireland serves as chair of the nominating and corporate governance committee. Our board of directors has determined that each of Anne K. Altman, Dr. Merlynn Carson and S. Leslie Ireland is an “independent director” under applicable SEC and NYSE rules.

We adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•

identifying, screening and reviewing individuals qualified to serve as directors, consistent with criteria approved by the board, and recommending to the board of directors candidates for nomination for election at the annual meeting of stockholders or to fill vacancies on the board of directors;

•	developing and recommending to the board of directors and overseeing implementation of our corporate governance guidelines;

•	coordinating and overseeing the annual self-evaluation of the board of directors, its committees, individual directors and management in the governance of the company; and

reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board of directors.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, as a member of the board of directors or compensation committee of any entity that has one or more officers serving on our board of directors.

Code of Ethics

We have adopted a code of business conduct and ethics (our “Code of Ethics”) applicable to our directors, officers, advisors and employees. You are able to review this document by accessing the investor relations section of our website, www.knightswan.com. In addition, a copy of our Code of Ethics is provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Our management team is responsible for the management of our affairs. As described above and below, each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business opportunity may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our sponsor, its members, our officers and directors may become involved with subsequent special purpose acquisition companies similar to our company. Potential investors should also be aware of the following other potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. See “—Directors, Executive Officers and Corporate Governance” for a description of our management’s other affiliations.

•

Our initial stockholders, officers, directors and advisors have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the consummation of our initial business combination. Additionally, our initial stockholders, officers, directors and advisors have agreed to waive their redemption rights with respect to any founder shares held by them if we fail to consummate our initial business combination within the completion window. However, if our initial stockholders or any of our officers, directors, advisors or affiliates acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to consummate our initial business combination within the completion window. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless.

•

With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial stockholders until the earlier of: (1) one year after the completion of our initial business combination; and (2) subsequent to our initial business combination, (x) the date on which we consummate a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of our public stockholders having the right to exchange their shares of common stock for cash, securities or other property and (y) if the last reported sale price of our Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination. With certain limited exceptions, the private placement warrants and the shares of common stock underlying such warrants, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor, officers, directors and advisors may directly or indirectly own common stock and warrants, our officers, directors and advisors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and, as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular business combination.

•

Our key personnel may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

• the corporation could financially undertake the opportunity;

• the opportunity is within the corporation’s line of business; and

• it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors have similar legal obligations and duties relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our amended and restated certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have, and there will not be any expectancy that any of our directors or officers will offer any such corporate opportunity of which he or she may become aware to us. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations that may present a conflict of interest.

Name of Individual	Entity Name	Entity’s Business	Affiliation
Teresa Carlson	Flexport	Software	President, Chief Growth Officer

	Commure, Inc.	Healthcare	Director

	Karat, Inc	Software	Director

Matthew McElroy	None.

Anne K. Altman	Everyone Matters, Inc.	Social Impact Enterprise	CEO/Founder

	Maximus Inc. (NYSE: MMS)	Government Services	Vice Chairman, Chair of Nominating and Governance Committee, Chair of Tech. Committee, and member of Compensation Committee

	Gunnison Consulting Group	Government Services	Board Member, Member of Audit, Nominating/Governance, and Compensation Committees

	TechFlow, Inc.	Government Services	Board Member, Member of Audit, Nominating/Governance, and Compensation Committees

	Siemens Government Technologies, Inc.	Government Services	Chairman, Member of Audit, Nominating/Governance, and Compensation Committees

Dr. Merlynn Carson	Myriddian, LLC	Government Contracting	CEO and President

S. Leslie Ireland	Chubb Insurance	Insurance	Member, Board of Directors

	Cyber Florida: The Florida Center for Cybersecurity	Computer and Network Security; Education and Research	Member, Cyber Security Advisory Board Member, Board of Advisors

	Citigroup Inc. (NYSE: C)	Financial Services	Member, Board of Directors

	Cyber Risk Directors Network, Tapestry Networks	Computer and Network Security; Corporate Board governance	Member, Board of Directors Member

	Enveil, Inc.	Data Security	Advisor to CEO/Founder

Dawn Meyerriecks	None.

Laura Price	None.

Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential target business opportunity may be presented to another entity prior to its presentation to us.

We do not believe, however, that the fiduciary, contractual or other obligations or duties of our officers or directors will materially affect our ability to complete our initial business combination. Our amended and restated certificate of incorporation provides that we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. Our Chair of our board of directors and interim CEO, Teresa Carlson, was restricted by a non-compete and non-solicitation provision contained in certain employment and other agreements, which provisions were in effect for at least part of the time following the consummation of the IPO. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm or from an independent accounting firm, that such initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, our sponsor or any of its affiliates may make additional investments in the company in connection with the initial business combination through a specified future issuance or otherwise, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public stockholders for a vote, our initial stockholders, officers, directors and advisors have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination, and our officers, directors and advisors have also agreed to vote public shares purchased by them (if any) during or after the IPO in favor of our initial business combination.

In addition, none of our advisors are officers or directors of our company and, therefore, owe us no fiduciary duties as such. While we expect that they will assist us in identifying business combination targets, they have no obligation to do so and may devote a substantial portion of their business time to activities unrelated to us. Our advisors may have fiduciary, contractual or other obligations or duties to other organizations to present business combination opportunities to such other organizations rather than to us. Accordingly, if any advisor becomes aware of a business combination opportunity which is suitable for one or more entities to which such advisor has fiduciary, contractual or other obligations or duties, such advisor will honor those obligations and duties to present such business combination opportunity to such entities first and only present it to us if such entities reject the opportunity and such advisor determines to present the opportunity to us. These conflicts may not be resolved in our favor and a potential business opportunity may be presented to another entity prior to its presentation to us. Furthermore, while none of our advisors will have any duty to offer acquisition opportunities to us, they may become aware of a potential transaction that is an attractive opportunity for us, which they may decide to share with us. Conflicts may arise from their affiliation with our company, their provision of services both to us and to third-party clients, as well as from actions undertaken by them for their own account. In performing services for other clients and also when acting for their own account, they may take commercial steps which may have an adverse effect on us. Any of our advisors’ other activities may, individually or in the aggregate, have an adverse effect on us, and the interests of our advisors or their respective clients or counterparties may at times be averse to ours.

Limitation on Liability and Indemnification of Officers and Directors

Our amended and restated certificate of incorporation provides that our officers and directors will be indemnified by us to the fullest extent authorized by Delaware law, as it now exists or may in the future be amended. In addition, our amended and restated certificate of incorporation provides that our directors will not be personally liable for monetary damages to us or stockholders for breaches of their fiduciary duty as directors, except to the extent such exemption from liability or limitation thereof is not permitted by the DGCL.

We will enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to maintain insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We will obtain a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

A stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation.

None of our executive officers or directors have received any cash compensation for services rendered to us. We pay monthly recurring expenses of $20,000 to our sponsor for office space, administrative and support services, which includes up to approximately $13,750 per month payable to our Chief Financial Officer. Upon completion of the initial business combination or our liquidation, the Company will cease paying these monthly fees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.[6]

The following table sets forth information regarding the beneficial ownership of our common stock as of the date of this annual report, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this annual report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Common Stock
KnightSwan Sponsor LLC (our sponsor)(2)(3)	5,750,000	20.0%
Teresa Carlson(3)	5,750,000	20.0%
Matthew McElroy(3)	—	—
Anne K. Altman(3)	—	—
Dr. Merlynn Carson(3)	—	—
S. Leslie Ireland(3)	—	—
Dawn Meyerriecks(3)	—	—
Laura Price(3)	—	—
Barclays PLC(4)	1,257,564	5.47%
Highbridge Capital Management LLC(5)	2,024,829	8.08%
Shaolin Capital(6)	1,545,616	6.72%
All Directors, executive officers and advisors as a group (7 individuals)	5,750,000	20.0%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is in care of the company at 99 Wall Street, Suite 460, New York, New York 10005.
(2)

Interests shown consist solely of shares of Class B common stock which are referred to herein as founder shares. Such shares will automatically convert into shares of Class A common stock at the time of our initial business combination on a one-for-one basis, subject to adjustment, as described under “Description of Securities.”

(3)

Each of our officers and directors hold a direct or indirect interest in our sponsor. Each individual named above disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest such person may have in such shares, directly or indirectly. Ms. Carlson is the managing member of our sponsor and has voting and investment discretion with respect to the shares of Class B common stock held of record by our sponsor. In addition, Ms. Carlson may be entitled to distributions of private placement warrants from our sponsor following the consummation of our initial business combination.

(4)

According to Schedule 13G, filed on January 10, 2023 by Barclays PLC and Barclays Bank PLC (the “Barclays Parties”), the business address of such parties is 1 Churchill Place, London, E14 5HP, England. The Barclays Parties hold 2,515,128 shares of Class A common stock, with each party holding 1,257,564 shares of Class A common stock.

(5)

According to Schedule 13G, filed on February 2, 2023 by Highbridge Capital Management, LLC (“Highbridge”), the business address of Highbridge is 277 Park Avenue, 23rd Floor, New York, NY, 10172. Highbridge holds 2,024,829 shares of Class A common stock.

(6)

According to Schedule 13G, filed on February 13, 2023 by Shaolin Capital Management LLC (“Shaolin”), the business address of Shaolin is 230 NW 24th Street, Suite 603, Miami, FL 33127. Shaolin holds 1,545,616 shares of Class A common stock. Shaolin serves as the investment advisor to Shaolin Capital Partners Master Fund, Ltd., MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC, DS Liquid DIV RVA SCM LLC and Shaolin Capital Partners SP, a segregated portfolio of PC MAP SPC, being managed accounts advised by Shaolin.

Since completion of the IPO, our initial stockholders beneficially own approximately 20.0% of the then issued and outstanding shares of our common stock. Because of this ownership block, our initial stockholders may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including amendments to our amended and restated certificate of incorporation, election and removal of directors and approval of significant corporate transactions.

Our sponsor committed to purchase an aggregate of 13,100,000 private placement warrants at a price of $1.00 per private placement warrant ($13,100,000 in the aggregate) in a private placement transaction that occurred simultaneously with the closing of the IPO.

Each private placement warrant entitles the holder thereof to purchase one share of our Class A common stock at $11.50 per share, subject to adjustment as provided herein. Proceeds from the private placement warrants were added to the proceeds from the offering and are held in the trust account. If we do not complete our initial business combination within the completion window, the proceeds of the sale of the private placement warrants held in the trust account will be used to fund the redemption of our public shares, and the private placement warrants will expire worthless. Our sponsor and our executive officers are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Party Transactions” for additional information regarding our relationships with our promoters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

On August 13, 2021, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate purchase price of $25,000, resulting in an effective purchase price per share of approximately $0.0043. The per share purchase price of the founder shares was determined by dividing the amount of cash contributed to us by the number of founder shares issued. Our sponsor did not purchase any units in the IPO.

Our sponsor committed to purchase an aggregate of 13,100,000 private placement warrants for a purchase price of $1.00 per private placement warrant in a private placement transaction that occurred simultaneously with the closing of the IPO. As such, our sponsor’s interest in this transaction is valued at an aggregate of $13,100,000. Each private placement warrant entitles the holder thereof to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination.

As described under “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity which is suitable for one or more entities to which he or she has fiduciary, contractual or other obligations or duties, he or she will honor these obligations and duties to present such business combination opportunity to such entities first, and only present it to us if such entities reject the opportunity and he or she determines to present the opportunity to us. Our officers and directors currently have other relevant fiduciary, contractual or other obligations or duties that may take priority over their duties to us.

We have entered into an administrative services agreement pursuant to which also pay our sponsor a total of $20,000 per month for office space and administrative and support services since completion of the IPO, which includes up to approximately $13,750 per month payable to our Chief Financial Officer. The sponsor also receives reimbursements for administrative expenses incurred prior to completion of the IPO. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the full completion window, assuming our sponsor exercises its two options to extend the completion window by an additional 6 months in the aggregate, our sponsor will be paid a total of $480,000 ($20,000 per month) for office space and administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

Our sponsor, officers, directors and advisors or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying or selecting potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their respective affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Our sponsor had agreed to loan us up to $300,000 to be used for a portion of the expenses of the IPO. As of the closing of the IPO, we had borrowed $124,500 under the promissory note. These loans were non-interest bearing and were repaid at the closing of the IPO.

In addition, in order to fund working capital deficiencies or finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans by our sponsor, an affiliate of our sponsor or our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, an affiliate of our sponsor or our officers and directors, if any, as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us, if any, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive officer and director compensation.

We have entered into a letter agreement with our initial stockholders, officers, directors and advisors pursuant to which (x) they have agreed to waive: (1) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with our initial business combination; (2) their redemption rights with respect to any founder shares and public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemptions in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination within the completion window or (B) with respect to any other material provision relating to stockholders’ rights or pre-initial business combination activity; and (3) their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to complete our initial business combination within the completion window (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame), and (y) the founder shares are subject to certain transfer restrictions, as described under “Description of Securities—Founder Shares.”

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any), which is described under “Description of Securities—Registration Rights.”

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Since the completion of the IPO, we have adopted a Code of Ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our board of directors (or the appropriate committee of our board of directors) or as disclosed in our public filings with the SEC. Under our Code of Ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company.

In addition, our audit committee, pursuant to a written charter, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. Our audit committee reviews on a quarterly basis all payments that were made by us to our sponsor, officers or directors, or our or any of their affiliates.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent and disinterested directors, have obtained an opinion from an independent investment banking firm or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. There will be no finder’s fees, reimbursements or other cash payments made by us to our sponsor, officers or directors or our or any of their respective affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination, other than the following payments, none of which will be made from the proceeds of the IPO and the sale of the private placement warrants held in the trust account prior to the completion of our initial business combination:

•	repayment of an aggregate of up to $300,000 in loans made to us by our sponsor to cover offering-related and organizational expenses;

•

payment to our sponsor of a total of $20,000 per month, for up to 24 months, for office space and administrative and support services, assuming our sponsor exercises its two options to extend the completion window by an additional 6 months in the aggregate, which includes up to approximately $13,750 per month payable to our Chief Financial Officer;

•	reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•

repayment of loans which may be made by our sponsor, an affiliate of our sponsor or our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $2,000,000 of such loans may be convertible into warrants at a price of $1.00 per warrant at the option of the lender.

Director Independence

An “independent director” is defined generally as a person that, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the company). Our board of directors determined that each of Anne K. Altman, Dr. Merlynn Carson, S. Leslie Ireland, Dawn Meyerriecks and Laura Price is an “independent director” under applicable SEC and NYSE rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended December 31, 2022 and the period from August 13, 2021 (inception) through December 31, 2021 totaled $103,000 and $25,750, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2022 or the period from August 13, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2022 or the period from August 13, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2022 or period from August 13, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the closing of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Exhibit Number	Description

1.1	Underwriting Agreement, dated January 20, 2022, between the Company and RBC (incorporated by reference to the Exhibit 1.1 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on January 26, 2022).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K (File No. 001-41238) filed with the Securities and Exchange Commission on January 26, 2021).

4.1	Specimen Unit Certificate (incorporated by reference to the Exhibit 4.1 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on January 14, 2022).

4.2	Specimen Class A Common Stock Certificate (incorporated by reference to the Exhibit 4.2 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on January 14, 2022).

4.3	Specimen Warrant Certificate (incorporated by reference to the Exhibit 4.3 filed with the Company’s registration statement on Form S-1/A filed by the Registrant on January 14, 2022).

4.4	Public Warrant Agreement, dated January 20, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Exhibit 4.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

4.5	Private Warrant Agreement, dated January 20, 2022, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to the Exhibit 4.2 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

4.6*	Description of Securities of the Company.

10.1	Letter Agreement, dated January 20, 2022, among the Company, the Company’s officers and directors and the Sponsor (incorporated by reference to the Exhibit 10.1 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.2	Investment Management Trust Agreement, dated January 20, 2022, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to the Exhibit 10.2 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.3

Registration Rights Agreement, dated January 20, 2022, among the Company and certain security holders (incorporated by reference to the Exhibit 10.3 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.4	Private Placement Warrants Purchase Agreement, dated January 20, 2022, between the Company and the Sponsor (incorporated by reference to the Exhibit 10.4 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.5	Indemnity Agreement, dated January 20, 2022, between the Company and Anne K. Altman (incorporated by reference to the Exhibit 10.5 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.6	Indemnity Agreement, dated January 20, 2022, between the Company and Teresa Carlson (incorporated by reference to the Exhibit 10.6 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.7	Indemnity Agreement, dated January 20, 2022, between the Company and Dr. Merlynn Carson (incorporated by reference to the Exhibit 10.7 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.8	Indemnity Agreement, dated January 20, 2022, between the Company and S. Leslie Ireland (incorporated by reference to the Exhibit 10.9 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

Exhibit Number	Description

10.9	Indemnity Agreement, dated January 20, 2022, between the Company and Matthew McElroy (incorporated by reference to the Exhibit 10.10 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.10	Indemnity Agreement, dated January 20, 2022, between the Company and Dawn Meyerriecks (incorporated by reference to the Exhibit 10.11 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.11	Indemnity Agreement, dated January 20, 2022, between the Company and Laura Price (incorporated by reference to the Exhibit 10.12 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

10.12

Administrative Services Agreement, dated December 1, 2021, between the Company and the Sponsor (incorporated by reference to the Exhibit 10.13 filed with the Company’s current report on Form 8-K filed by the Registrant on January 26, 2022).

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended, and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized, in New York City, New York, on the 24th day of March, 2023.

KNIGHTSAWN ACQUSITION CORP.

By:	/s/ Teresa Carlson
Name:	Teresa Carlson
Title:	Chair of board of directors and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this annual report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Position	Date

/s/ Teresa Carlson Teresa Carlson	Chair of the Board of Directors and Interim Chief Executive Officer	March 24, 2023

/s/ Matthew McElroy Matthew McElroy	Chief Financial Officer	March 24, 2023

/s/ Anne K. Altman Anne K. Altman	Director	March 24, 2023

/s/ Dr. Merlynn Carson Dr. Merlynn Carson	Director	March 24, 2023

/s/ S. Leslie Ireland	Director	March 24, 2023

/s/ Dawn Meyerriecks	Director	March 24, 2023

/s/ Laura Price	Director	March 24, 2023

KNIGHTSWAN ACQUISTION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of
KnightSwan Acquisition Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of KnightSwan Acquisition Corporation (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period August 13, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period August 13, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans and does not have adequate liquidity to sustain operations. In addition, the Company currently has less than 12 months from the date the financial statements were issued to complete a business combination transaction. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note

1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum
LLP
Marcum
LLP
We have served as the Company’s auditor since 2021.
Los Angeles, CA
March 24, 2023

KNIGHTSWAN ACQUISTION CORPORATION
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash	$1,052,953	$2,020
Prepaid expenses	187,048	35
Prepaid consulting services	434,868	—

Total Current Assets	1,674,869	2,055
Deferred offering costs	—	429,168
Investments held in the Trust Account	239,149,497	—

Total Assets	$240,824,366	$431,223

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$252,593	$5,975
Accrued offering costs	—	305,000
Advances from related party	—	101,326
Franchise tax payable	200,000	—
Income tax payable	707,005	—
Note payable—Sponsor	—	86,000

Total Current Liabilities	1,159,598	498,301
Other long-term liabilities	1,380,500	—
Deferred underwriting commission	6,900,000	—

Total Liabilities	9,440,098	498,301
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 and no shares outstanding as of December 31, 2022 and December 31, 2021, respectively (at redemption price)	238,242,492	—
Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and December 31, 2021 (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 24,000,000 shares authorized, 5,750,000 s hares issued and outstanding at December 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	444,735	24,425
Accumulated deficit	(7,303,534)	(92,078)

Total Stockholders’ Deficit	(6,858,224)	(67,078)

Total Liabilities, Common Stock subject to Possible Redemption and Stockholders’ Deficit	$240,824,366	$431,223

The accompanying notes are an integral part of these financial statements.

F-
4

KNIGHTSWAN ACQUISTION CORPORATION
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2022	Period from August 13, 2021 (Inception) through December 31, 2021
EXPENSES
Administrative fee—related party	$223,871	$—
Formation and operating costs	—	92,078
General and administrative	3,033,120	—

TOTAL EXPENSES	3,256,991	92,078
OTHER INCOME
Investment income from the Trust Account	3,399,497	—

TOTAL OTHER INCOME	3,399,497	—

INCOME / (LOSS) BEFORE INCOME TAXES	$142,506	$(92,078)
Income tax provision	707,005	—

Net loss	$(564,499)	$(92,078)

Basic and diluted weighted average shares outstanding, Class A Common Stock	21,424,658	—

Basic and diluted net loss per share of Class A Common Stock	$(0.02)	$—

Weighted average number of shares of Class B Common Stock outstanding, basic and diluted (1)	5,698,630	5,000,000

Basic and diluted net loss per share of Class B Common Stock	$(0.02)	$(0.02)

(1)
For the period from August 13, 2021 (Inception) through December 31, 2021, excludes an aggregate of up to 750,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full

The accompanying notes are an integral part of these financial statements.

F-
5

KNIGHTSWAN ACQUISTION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the year ended December 31, 2022

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, January 1, 2022	5,750,000	$575	$24,425	$(92,078)	$(67,078)
Profit rights interest compensation	—	—	549,854	—	549,854
Proceeds from Public Warrants	—	—	9,319,961	—	9,319,961
Proceeds from Private Warrants	—	—	13,100,000	—	13,100,000
Value of transaction costs allocated to the fair value of equity instruments	—	—	(499,039)	—	(499,039)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(22,050,466)	(4,154,465)	(26,204,931)
Accretion of Class A common stock to redemption value	—	—	—	(2,492,492)	(2,492,492)
Net loss	—	—	—	(564,499)	(564,499)

Balance, December 31, 2022	5,750,000	$575	$444,735	$(7,303,534)	$(6,858,224)

Period from August 13, 2021 (Inception) through December 31, 2021

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Shares
	Shares	Amount
Balance, August 13, 2021	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	5,750,000	575	24,425		25,000
Net loss	—	—	—	(92,078)	(92,078)

Balance, December 31, 2021	5,750,000	$575	$24,425	$(92,078)	$(67,078)

The accompanying notes are an integral part of these financial statements.

F-
6

KNIGHTSWAN ACQUISTION CORPORATION
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2022	Period from August 13, 2021 (Inception) through December 31, 2021
Cash Flows From Operating Activities:
Net loss	$(564,499)	$(92,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Profit interest compensation	549,854	—
Income from investments held in the Trust Account	(3,399,497)	—
Changes in operating assets and liabilities:
Prepaid expenses	(187,013)	(35)
Prepaid consulting services	(434,868)	—
Accounts payable and accrued expenses	258,920	—
Accrued formation cost	—	5,975
Franchise taxes payable	200,000	—
Income tax payable	707,005	—
Other long-term liabilities	1,380,500	—

Net Cash Used In Operating Activities	(1,489,598)	(86,138)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	(235,750,000)	—

Net Cash Used In Investing Activities	(235,750,000)	—

Cash Flows From Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Sale of Units in the Initial Public Offering, net of underwriting discount	225,400,000	—
Sale of Private Placement Warrants to the Sponsor	13,100,000	—
Proceeds from Sponsor promissory note	—	86,000
Repayment of the Sponsor promissory note	(86,000)	—
Proceeds from related party advances	38,500	75,576
Repayment of related party advances	(152,128)	—
Payment of offering costs, net of reimbursements	(9,841)	(98,418

Net Cash Provided By Financing Activities	238,290,531	88,158)

Net change in cash	1,050,933	2,020
Cash at beginning of period	2,020	—

Cash at end of period	$1,052,953	$2,020

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$6,900,000	$—
Operating costs paid by related party on behalf of the Company	$12,302	$25,750
Non-cash financing activities:
Deferred offering costs included in accrued offering costs	$0	$305,000

The accompanying notes are an integral part of these financial statements.

F-
7

KNIGHTSWAN ACQUISTION CORPORATION
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2022
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
All activity for the period from August 13, 2021 (inception) through December 31, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
As of January 25, 2022, net offering costs amounted to $11,634,010, consisting of $4,200,000 of underwriting fees, $6,900,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $534,010 of other costs related to the Initial Public Offering. Cash of $1,052,953 was held outside of the Trust Account on December 31, 2022 and was available for working capital purposes. As described in Note 6, the $6,900,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering, or such later date as permitted by the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”).
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

F-
8

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

F-
9

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
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern
,” management has determined that if the Company is unsuccessful in consummating an initial business combination within 18 months from the closing of the IPO (July 25, 2023 – less than 12 months from the date of these financial statements), the mandatory liquidation requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated certificate of incorporation. The accompanying financial statements have been prepared in conformity with GAAP, which contemplate continuation of the Company as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F-
10

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“
US GAAP
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
Use of Estimates
The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.
Investments held in Trust Account
At December 31, 2022 and December 31, 2021, the Company had approximately $239.1 million and $0 in cash held in the Trust Account, respectively. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.
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

F-1
1

Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “
Distinguishing Liabilities from Equity
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $238,242,492 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
During the year ended December 31, 2022, the
C
ompany has recorded an income tax provision of $707,005. The provision for income taxes was deemed to be de minimis for the period August 13, 2021 (inception) to December 31, 2021.

The Company recorded a full valuation allowance on its deferred tax asset for 2022.
As a result, the Company’s net deferred tax assets were $0 as of December 31, 2022 and December 31, 2021. The Company’s current year tax expense is related to the interest income generated in the trust account. The majority of operating expenses of the Company must be capitalized until such time that the Company finds a target and commences operations at which time, the capitalized costs are amortized over a
15-year
period for income tax purposes. Prior to amortization, these costs cannot be used to offset taxable income generated by the Company.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception.
Net Loss per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “
Earnings Per Share.
” Net loss per share of common stock is computed by dividing income/(loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approximates fair value.

F-1
2

The calculation of diluted income/(loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of December 31, 2022, the warrants are exercisable to purchase 11,500,000 shares of Class A common stock in the aggregate. The following table reflects the calculation of basic and diluted net loss per share of common stock.

	Year Ended December 31, 2022	Period from August 13, 2021 (Inception) through December 31, 2021
Class A Common Stock
Numerator: Net loss allocable to Class A Common Stock	$(445,897)	$—
Denominator: Basic and diluted weighted average shares outstanding	21,424,658	—

Basic and diluted net loss per share, Class A Common Stock	$(0.02)	$—

Class B Common Stock
Numerator: Net loss allocable to Class B Common Stock	$(118,602)	$(92,078)
Denominator: Basic and diluted weighted average shares outstanding	5,698,630	5,000,000

Basic and diluted net loss per share, Class B Common Stock	$(0.02)	$(0.02)

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

The Company’s assets that are measured at fair value on a recurring basis as of December 31, 2022 consisted of the $239,149,497 investments held in the Trust Account which are considered Level 1 measurements. There were no assets or liabilities measured at fair value at December 31, 2021. Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the year ended December 31, 2022 and the period from August 13,2021 (inception) through December 31, 2021.
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
Recent Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

F-1
3

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
Promissory Note — Related Party
On August 13, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) June30, 2022 or (ii) the consummation of the Proposed Public Offering. Since inception through the close of the Initial Public Offering, the Company borrowed $124,500 under the Promissory Note. The amounts outstanding under the Promissory Note were paid in full at the close of the IPO. As of December 31, 2022 and December 31, 2021 the outstanding balance was $0 and $86,000 respectively.
Due to Related Party
The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing
.
The outstanding balance as of December 31, 2022 and December 31, 2021 was $0 and $101,326, respectively.

F-1
4

General and Administrative Services
Commencing on the date the Units are first listed on The New York Stock Exchange (the “NYSE”), the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 18 months, assuming the Sponsor does not extend the period of time to complete an Initial Business Combination pursuant to its Certificate of Incorporation, which includes up to approximately $13,750 per month payable to the Company’s Chief Financial Officer (the “CFO”). Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended December 31, 2022, the Company recorded $223,871 of administrative fees, and $0 for the period August 13, 2021 (inception) to December 31, 2021.
Consulting Services
The Company agreed to reimburse the Sponsor the employment costs for the CFO until the date the Units were first listed on the NYSE in an amount of approximately $13,750 a month for services rendered prior to the initial public offering. Upon completion of the Initial Public Offering, the Company ceased paying these monthly fees. The Company incurred a total of $72,154 in employment costs pursuant to the agreement since August 13, 2021 (inception) to December 31, 2022. During the year ended December 31, 2022, the Company recorded $12,302 of consulting services, and $59,852 for the period August 13, 2021 (inception) to December 31, 2021.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and December 31, 2021, there were no amounts outstanding under the Working Capital Loans.
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
The Company measured the fair value of the units on the grant date of the award utilizing a valuation model which considers assumptions such as probability of the IPO not occurring, the probability of the Business Combination not occurring, estimated concessions to facilitate a transaction completion, and a discount for lack of marketability
.
These assumptions include the probability of completion of an initial business combination and estimated concessions. During the years ended December 31, 2022 and 2021, the Company recorded $549,854 and $0 in expense related to the profits interest units, respectively.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F-1
5

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
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred
Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 24,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.
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

F-1
6

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

F-1
7

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
NOTE 8 –
INCOME
TAXES
As of December 31, 2022 and December 31, 2021, the
Comp
any’s net deferred tax assets are as follows:

	For the year ended December 31, 2022	Period from August 13, 2021 (Inception) through December 31, 2021
Deferred tax assets:
Organizational costs/Startup expenses	$694,880	$—

Total deferred tax assets	694,880	—
Valuation allowances	(694,880)	—

Deferred tax asset, net of allowance	$—	$—

The income tax benefit for the year ended December 31, 2022 and for the period from August 13, 2021 (Inception) through December 31, 2021, consists of the following:

	For the year ended December 31, 2022	Period from August 13, 2021 (Inception) through December 31, 2021
Current tax:
Federal tax	$661,533	$—
State tax	45,472	—

Total current tax	707,005	—

Deferred tax:
Federal	—	—
State	—	—

Total deferred tax	—	—

Total income tax expense	$707,005	$—

A reconciliation of the federal
income
tax rate to the Company’s effective tax rate at December 31, 2022 and December 31, 2021, consists of the following:

F-1
8

	For the year ended December 31, 2022	Period from August 13, 2021 (Inception) through December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	1.2%	1.1%
Valuation allowance	472.8%	-22.1%

Effective tax rate	495.0%	0%
The Company will file taxes in the U.S. Federal jurisdiction, Delaware, New York, New York City, and Washington DC. The amount of $661,533 for Federal Tax and $45,472 for State Tax were recorded as income tax payables.
NOTE 9 — SUBSEQUENT EVENTS
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the financial statements.

F-1
9