Form 10-Q
period 2023-03-31
KnightSwan Acquisition Corp
filed 2023-05-12
CIK 1885444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(301)
613-8632
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 1
2
, 2023, 23,000,000 Class A common stock, par value $0.0001 per share (the “
Class
 A Common Stock
”), and 5,750,000 Class B common stock, par value $0.0001 per share (the “
Class
 B Common Stock
” or the “
Founder Shares
”), were issued and outstanding.

KNIGHTSWAN ACQUISITION CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current Assets:
Cash	$852,934	$1,052,953
Prepaid expenses	96,625	187,048
Prepaid consulting services	244,322	434,868

Total Current Assets	1,193,881	1,674,869
Investments held in the Trust Account	241,486,666	239,149,497

Total Assets	$242,680,547	$240,824,366

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$372,084	$252,593
Franchise tax payable	50,000	200,000
Income tax payable	1,279,486	707,005

Total Current Liabilities	1,701,570	1,159,598
Other long-term liabilities	1,401,500	1,380,500
Deferred underwriting commission	6,900,000	6,900,000

Total Liabilities	10,003,070	9,440,098
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 23,000,000 and no shares outstanding as of March 31, 2023 and December 31, 2022, respectively (at redemption price)	240,157,228	238,242,492
Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and December 31, 2022 (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 24,000,000 shares authorized, 5,750,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	575	575
Additional paid-in capital	590,285	444,735
Accumulated deficit	(8,070,611)	(7,303,534)

Total Stockholders’ Deficit	(7,479,751)	(6,858,224)

Total Liabilities, Common Stock subject to Possible Redemption and Stockholders’ Deficit	$242,680,547	$240,824,366

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(
Unaudited
)

	For the three months ended
	March 31, 2023	March 31, 2022
EXPENSES
Administrative fee—related party	$60,000	$43,871
General and administrative	757,079	1,084,910

TOTAL EXPENSES	817,079	1,128,781
OTHER INCOME
Investment income from the Trust Account	2,537,219	21,456

TOTAL OTHER INCOME	2,537,219	21,456

INCOME / (LOSS) BEFORE INCOME TAXES	$1,720,140	$(1,107,325)
Income tax provision	572,481	—

Net income/ (loss)	$1,147,659	$(1,107,325)

Basic and diluted weighted average shares outstanding, Class A Common Stock	23,000,000	16,611,111

Basic and diluted net income/(loss) per share of Class A Common Stock	$0.04	$(0.05)

Weighted average number of shares of Class B Common Stock outstanding, basic and diluted	5,750,000	5,541,667

Basic and diluted net income/(loss) per share of Class B Common Stock	$0.04	$(0.05)

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(
Unaudited
)
For the three months ended March 31, 2023

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, January 1, 2023	5,750,000	$575	$444,735	$(7,303,534)	$(6,858,224)
Profit rights interest compensation	—	—	145,550	—	145,550
Accretion of Class A common stock to redemption value	—	—	—	(1,914,736)	(1,914,736)
Net income	—	—	—	1,147,659	1,147,659

Balance, March 31, 2023	5,750,000	$575	$590,285	$(8,070,611)	$(7,479,751)

For the three months ended March 31, 2022

	Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance, January 1, 2022	5,750,000	$575	$24,425	$(92,078)	$(67,078)
Profit rights interest compensation	—	—	105,119	—	105,119
Proceeds from Public Warrants	—	—	9,319,961	—	9,319,961
Proceeds from Private Warrants	—	—	13,100,000	—	13,100,000
Value of transaction costs allocated to the fair value of equity instruments	—	—	(499,039)	—	(499,039)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(22,050,466)	(4,154,465)	(26,204,931)
Net loss	—	—	—	(1,107,325)	(1,107,325)

Balance, March 31, 2022	5,750,000	$575	$—	$(5,353,868)	$(5,353,293)

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(
Unaudited
)

	For the three months ended
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities:
Net income/(loss)	$1,147,659	$(1,107,325)
Adjustments to reconcile net income /(loss) to net cash used in operating activities:
Profit interest compensation	145,550	105,119
Income from investments held in the Trust Account	(2,537,219)	(21,456)
Changes in operating assets and liabilities:
Prepaid expenses	90,423	(251,492)
Prepaid consulting services	190,546	(767,017)
Other assets	—	(431,357)
Accounts payable and accrued expenses	119,491	23,649
Franchise taxes payable	50,050	—
Income tax payable	572,481	—
Other long-term liabilities	21,000	1,506,000

Net Cash Used In Operating Activities	(200,019)	(943,879)
Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(235,750,000)

Net Cash Used In Investing Activities	—	(235,750,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	225,400,000
Sale of Private Placement Warrants to the Sponsor	—	13,100,000
Proceeds from Sponsor promissory note	—	—
Repayment of the Sponsor promissory note	—	(86,000)
Proceeds from related party advances	—	38,500
Repayment of related party advances	—	(152,128)
Payment of offering costs, net of reimbursements	—	(9,841)

Net Cash Provided By Financing Activities	—	238,290,531

Net change in cash	(200,019)	1,596,652
Cash at beginning of period	1,052,953	2,020

Cash at end of period	$852,934	$1,598,672

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$—	$6,900,000
Operating costs paid by related party on behalf of the Company	$—	$12,302
Class A Common Stock remeasurement and accretion adjustments	$1,914,736	$26,204,931
The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
March 31, 2023
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
All activity for the period from August 13, 2021 (inception) through March 31, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
As of January 25, 2022, net offering costs amounted to $11,634,010, consisting of $4,200,000 of underwriting fees, $6,900,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $534,010 of other costs related to the Initial Public Offering. Cash of $852,934 was held outside of the Trust Account on March 31, 2023 and was available for working capital purposes. As described in Note 6, the $6,900,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 18 months from the closing of the Initial Public Offering, or such later date as permitted by the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”).
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
Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form
10-K
on March 24, 2023 . In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of March 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Investments held in Trust Account
At March 31, 2023 and December 31, 2022, the Company had approximately $241,486,666 and $239,149,497 in cash held in the Trust Account, respectively. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.
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
”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023, the shares of Class A common stock subject to possible redemption in the amount of $240,157,228 are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
During the three months ended March 31, 2023, the
Company
has recorded an income tax provision of $572,481. The provision for income taxes was deemed to be de minimis for the three month period ended March 31, 2022. The Company recorded a full valuation allowance on its deferred tax asset for the three months ended March 31, 2023. As a result, the Company’s net deferred tax assets were $0 as of March 31, 2023 and December 31, 2022.
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
The calculation of diluted income/(loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of March 31, 2023, the warrants are exercisable to purchase 11,500,000 shares of Class A common stock in the aggregate. The following table reflects the calculation of basic and diluted net loss per share of common stock.

	For the three months ended
	March 31, 2023	March 31, 2022
Class A Common Stock
Numerator: Net income/(loss) allocable to Class A Common Stock	$918,127	$(830,367)
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	16,611,111

Basic and diluted net income/(loss) per share, Class A Common Stock	$0.04	$(0.05)

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B Common Stock	$229,532	$(277,021)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,541,667

Basic and diluted net income/(loss) per share, Class B Common Stock	$0.04	$(0.05)

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
Promissory Note — Related Party
On August 13, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Proposed Public Offering. During January 2022, the Company borrowed $124,500 under the Promissory Note. The amounts outstanding under the Promissory Note were paid in full at the close of the IPO. As of March 31, 2023 and December 31, 2022 the outstanding balance was $0.
Due to Related Party
The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of January 25, 2022, there was $25,750 due to the related party for offering costs and $87,878 due to the related party for operating costs. The outstanding balance as of March 31, 2023 and December 31, 2022 was $0.

General and Administrative Services
Commencing on the date the Units are first listed on The New York Stock Exchange (the “NYSE”), the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 18 months, assuming the Sponsor does not extend the period of time to complete an Initial Business Combination pursuant to its Certificate of Incorporation, which includes up to approximately $13,750 per month payable to the Company’s Chief Financial Officer (the “CFO”). Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended March 31, 2023 and March 31, 2022, the Company recorded $60,000 and $43,871 of administrative fees respectively.
Consulting Services
The Company agreed to reimburse the Sponsor the employment costs for the CFO until the date the Units were first listed on the NYSE in an amount of approximately $13,750 a month for services rendered prior to the initial public offering. Upon completion of the Initial Public Offering, the Company ceased paying these monthly fees. As of March 31, 2023 and December 31, 2022, no amount was outstanding on the accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.
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
The Company measured the fair value of the units on the grant date of the award utilizing a valuation model which considers certain assumptions. These assumptions include the probability of completion of an initial business combination and estimated concessions. During the three months ended March 31, 2023 and March 31, 2022, the Company recorded $145,550 and $105,119 in expense related to the profits interest units respectively.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
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
Legal Fees
Legal fees related to a potential business combination are identified separately from normal course of business legal fees. The Company entered into an agreement whereby half of business combination legal fees are contingent upon a successful business combination and will be paid at close. As of March 31, 2023 and December 31, 2022 the Company had contingent legal fees of $251,500 and $230,500, respectively.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock
— The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 23,000,000 shares of the Class A Common Stock that were classified as temporary equity in the accompanying condensed balance sheets.
Class
 B Common Stock
— The Company is authorized to issue 24,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.
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

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A common stock issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants are non-redeemable
and will be exercisable at the election of the holder on a “cashless basis”. The warrant agreements contain a provision wherein warrant holders can receive an “alternative issuance”, including as a result of a tender offer that constitutes a change of control.
The Company accounts for the 24,600,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 13,100,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
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

Results of Operations

All activity for the period from August 13, 2021 (inception) through March 31, 2023 was for organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023 the Company’s net income increased by 2,254,984 to $1,147,659 compared to a loss of ($1,107,325) the three months ended March 31, 2022. The increase in net income is the result of an increase of $2,515,763 in interest income on trust investments to $2,537,219 for the three months ended March 31, 2023 compared to $21,456 for the three months ended March 31, 2022 due to an increase in the general interest rate environment resulting in more interest earned on the investments in trust. Total expenses decreased $311,702 to $817,079 for the three months ended March 31, 2023 compared to $1,128,781 for the three months ended March 31, 2022 primarily due to a decrease in professional fees and other start-up costs due to the Initial Public Offering occurring during the three months ended March 31, 2022. The Company also accrued $572,481 in income taxes during the three months ended March 31, 2023 compared to $0 for the three months ended March 31, 2022. The increase is the result of the increase in the income earned on the trust account.

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

For the three months ended March 31, 2023, cash used in operating activities was $200,019. Net income of $1,147,659 was affected by interest earned on investments held in the trust account of $2,537,219, profit interest compensation of $145,550 and changes in operating assets and liabilities provided $1,043,991 of cash for operating activities. During the three months ended March 31, 2023, the Company’s primary uses of cash were NYSE listing fees ($85,000), management fees ($60,000), and professional fees ($51,139).

As of March 31, 2023, we had investments held in the trust account of $241,486,666 (including $2,537,219 of interest income less allowable payment of state franchise tax ($200,050) on interest earned on the investments held in trust account ) consisting of U.S. Treasury Bills with a maturity of 185 days or less. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination.

As of March 31, 2023, we had cash of $852,934 held outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of March 31, 2023 and December 31, 2022, there were no deferred offering costs recorded in the accompanying balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were operating effectively.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause the Company’s actual business, financial condition and/or results of operations to differ materially from those in this Quarterly Report are any of the risks factors described in our Form 10-K as and for the years ended December 31, 2022 and 2021 filed with the SEC on March 24, 2023. As of the date of this Quarterly Report, there have been no material changes with respect to those risk factors previously disclosed in our Form 10-K. Any of these risk factors could result in a significant or material adverse effect on the Company’s business, financial condition and/or results of operations. Additional risk factors not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business, financial condition and/or results of operations.

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

There has been no material change in the planned use of the proceeds from the Initial Public Offering and the Private Placement as is described in the final prospectus included in the IPO Registration Statement.

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

KNIGHTSWAN ACQUISITION CORPORATION

Date: May 12, 2023	By:	/s/ Teresa Carlson
		Name:	Teresa Carlson
		Title:	Interim Chief Executive Officer (Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Matthew McElroy
		Name:	Matthew McElroy
		Title:	Chief Financial Officer (Principal Financial Officer)