Form 10-Q
period 2023-09-30
KnightSwan Acquisition Corp
filed 2023-11-13
CIK 1885444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(MARK ONE)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30,
2023 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-41238

KNIGHTSWAN ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	87-2165133
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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
of the Exchange Act).

Yes

☒
    No  ☐
As of November
13
, 2023, 4,644,647 Class A common stock, par value $0.0001 per share (the “Class A Common Stock”), and 5,750,000 Class B common stock, par value $0.0001 per share (the “Class B Common Stock” or the “Founder Shares”), were issued and outstanding.

KNIGHTSWAN ACQUISITION CORPORATION FORM

10-Q FOR THE QUARTER ENDED September 30, 2023

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, December 31,
	2023	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$603,414	$1,052,953
Prepaid expenses	11,430	187,048
Other current assets	40,266	434,868

Total Current Assets	655,110	1,674,869
Investments held in the Trust Account	49,826,432	239,149,497

Total Assets	$50,481,542	$240,824,366

LIABILITIES, COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$510,025	$252,593
Franchise tax payable	30,000	200,000
Excise tax payable	1,937,687	—
Income tax payable	277,238	707,005

Total Current Liabilities	2,754,950	1,159,598
Other long-term liabilities	1,434,000	1,380,500
Deferred underwriting commission	6,900,000	6,900,000

Total Liabilities	11,088,950	9,440,098
COMMITMENTS AND CONTINGENCIES (Note 6)
Class A common stock subject to possible redemption; 4,644,647 and 23,000,000 shares outstanding as of September 30, 2023 and December 31, 2022, respectively (at redemption price)	49,619,114	238,242,492
Stockholders’ deficit:
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A common stock, $0.0001 par value, 200,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and December 31, 2022 (excluding 4,644,647 and 23,000,000 shares subject to possible redemption)	—	—
Class B common stock, $0.0001 par value, 24,000,000 shares authorized, 5,750,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	575	575
Additional paid-in capital	746,965	444,735
Accumulated deficit	(10,974,062)	(7,303,534)

Total Stockholders’ Deficit	(10,226,522)	(6,858,224)

Total Liabilities, Common Stock subject to Possible Redemption and Stockholders’ Deficit	$50,481,542	$240,824,366

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	months Ended	months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
EXPENSES
Administrative fee—related party	$60,000	$60,000	$180,000	$163,871
General and administrative	319,422	597,883	1,702,843	2,442,541

TOTAL EXPENSES	379,422	657,883	1,882,843	2,606,412

OTHER INCOME
Investment income from the Trust Account	1,363,130	1,064,066	6,769,588	1,405,190

TOTAL OTHER INCOME	1,363,130	1,064,066	6,769,588	1,405,190

INCOME / (LOSS) BEFORE INCOME TAXES	$983,708	$406,183	$4,886,745	$(1,201,222)

Income tax provision	293,935	262,971	1,473,999	262,971

Net inc om e / (loss)	$689,773	$143,212	$3,412,746	$(1,464,193)

Basic and diluted weighted average shares outstanding, Class A Common Stock	8,634,941	23,000,000	18,159,028	20,893,773

Basic and diluted net income/(loss) per share of Class A Common Stock	$0.05	$0.01	$0.14	$(0.06)

Weighted average number of shares of Class B Common Stock outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,681,319

Basic and diluted net income/(loss) per share of Class B Common Stock	$0.05	$0.01	$0.14	$(0.06)

The accompanying notes are an integral part
of
these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(Unaudited)
For the Nine months Ended September 30, 2023

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 1, 2023	5,750,000	$575	$444,735	$(7,303,534)	$(6,858,224)
Profit rights interest compensation	—	—	145,550	—	145,550
Accretion of Class A common stock to redemption value	—	—	—	(1,914,736)	(1,914,736)
Net income	—	—	—	1,147,659	1,147,659

Balance, March 31, 2023	5,750,000	$575	$590,825	$(8,070,611)	$(7,479,751)
Profit rights interest compensation	—	—	147,167	—	147,167
Accretion of Class A common stock to redemption value	—	—	—	(2,211,656)	(2,211,656)
Net income	—	—	—	1,575,314	1,575,314

Balance, June 30, 2023	5,750,000	$575	$737,452	$(8,706,953)	$(7,968,926)
Profit rights interest compensation	—	—	9,513	—	9,513
Accretion of Class A common stock to redemption value	—	—	—	(1,019,195)	(1,019,195)
Excise tax liability arising from redemption of Class A shares	—	—	—	(1,937,687)	(1,937,687)
Net income	—	—	—	689,773	689,773

Balance, September 30, 2023	5,750,000	$575	$746,965	$(10,974,062)	$(10,226,522)

For the nine months ended September 30, 2022

	Class B		Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Shares
Balance, January 1, 2022	5,750,000	$575	$24,425	$(92,078)	$(67,078)
Profit rights interest compensation	—	—	105,119	—	105,119
Proceeds from Public Warrants	—	—	9,319,961	—	9,319,961
Proceeds from Private Warrants	—	—	13,100,000	—	13,100,000
Value of transactions costs allocated to the fair value of equity instruments	—	—	(499,039)	—	(499,039)
Remeasurement adjustment of Class A common stock to redemption value	—	—	(22,050,466)	(4,154,465)	(26,204,931)
Net loss	—	—	—	(1,107,325)	(1,107,325)

Balance, March 31, 2022	5,750,000	$575	$—	$(5,353,868)	$(5,353,293)
Profit rights interest compensation	—	—	147,167	—	147,167
Accretion of Class A common stock to redemption value	—	—	—	(242,494)	(242,494)
Net loss	—	—	—	(500,080)	(500,080)

Balance, June 30, 2022	5,750,000	$575	$147,167	$(6,096,442)	$(5,948,700)
Profit rights interest compensation	—	—	148,784	—	148,784
Accretion of Class A common stock to redemption value	—	—	—	(750,684)	(750,684)
Net income	—	—	—	143,212	143,212

Balance, September 30, 2022	5,750,000	$575	$295,951	$(6,703,914)	$(6,407,388)

The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine months Ended September 30, 2023	For the Nine months Ended September 30, 2022
Cash Flows From Operating Activities:
Net Income / (Loss)	$3,412,746	$(1,464,193)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Profit interest compensation	302,230	401,070
Income from investments held in the Trust Account	(6,769,588)	(1,405,190)
Changes in operating assets and liabilities:
Prepaid expenses	175,618	(272,243)
Prepaid consulting services	394,602	—
Other assets	—	(627,656)
Accounts payable and accrued expenses	257,432	429,903
Franchise taxes payable	151,250	—
Income taxes payable	1,472,856	262,971
Other long term liabilities	53,500	1,363,000

Net Cash Used In Operating Activities	(549,354)	(1,312,338)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(235,750,000)
Cash withdrawn from Trust Account in connection with redemption	193,768,965	—
Cash withdrawn from Trust Account to pay franchise and income taxes	99,815	—

Net Cash Used In Investing Activities	193,868,780	(235,750,000)

Cash Flows From Financing Activities:
Sale of Units in the Initial Public Offering, net of underwriting discount	—	225,400,000
Sale of Private Placement Warrants to the Sponsor	—	13,100,000
Repayment of the Sponsor promissory note	—	(86,000)
Proceeds from related party advances	—	38,500
Repayment of related party advances	—	(152,128)
Payment of offering costs, net of reimbursements	—	(9,841)
Redemption of common stock	(193,768,965)	—

Net Cash Provided By Financing Activities	(193,768,965)	238,290,531

Net change in cash	(449,539)	1,228,193
Cash at beginning of period	1,052,953	2,020

Cash at end of period	$603,414	$1,230,213

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ compensation charged to temporary equity in connection with the Public Offering	$—	$6,900,000
Class A Common Stock accretion and re measurement adjustment	$5,145,587	$27,198,109
Excise tax liability arising from redemption of Class A shares	$1,937,687	—
Operating costs paid by related party on behalf of the Company	$—	$12,302
The accompanying notes are an integral part of these condensed financial statements.

KNIGHTSWAN ACQUISITION CORPORATION
NOTES TO THE CONDENSED FINANCIAL STATEMENTS
September 30, 2023
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
All activity for the period from August 13, 2021 (inception) through September 30, 2023 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and the search for a target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
As of January 25, 2022, net offering costs amounted to $11,634,010, consisting of $4,200,000 of underwriting fees, $6,900,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”)) and $534,010 of other costs related to the Initial Public Offering. Cash of $603,414 was held outside of the Trust Account on September 30, 2023 and was available for working capital purposes. As described in Note 6, the $6,900,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 30 months from the closing of the Initial Public Offering, or such later date as permitted by the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”).
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
The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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
On July 20, 2023, the Company held a special meeting of stockholders (the “Special Meeting”) to vote on a proposal to amend the Company’s amended and restated certificate of incorporation (the “Charter”) to give the Company the right to extend the date by which the Company has to consummate a business combination from July 25, 2023 to July 25, 2024 (or such earlier date after July 25, 2023 as determined by the Company’s board of directors) (the “Extension Amendment Proposal”). The stockholders of the Company approved the Extension Amendment Proposal at the Extension Meeting on July 20, 2023.
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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.
Certain information and note disclosures normally included in the condensed financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these condensed financial statements should be read in conjunction with the audited financial statements as of December 31, 2022 filed with the SEC on Form
10-K
on March 24, 2023 . In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending December 31, 2023.
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
Investments held in Trust Account
At September 30, 2023 and December 31, 2022, the Company had approximately $49.8 million and $239.1 million in cash held in the Trust Account, respectively. The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof.
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
Class A common stock subject to possible redemption
The Company accounts for its shares of Class A common stock subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The shares of the Company’s Class A common stock feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. In connection with the vote to approve the Extension Amendment Proposal, the holder
s
of 18,355,353 shares of Class A common stock of the Company properly exercised their rights to redeem their shares for cash. Accordingly, at September 30, 2023 and December 31, 2022, the shares of Class A common stock subject to possible redemption in the amount of $49,619,114 and $238,242,492 respectively are presented as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.

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
capital and accumulated deficit.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.
D
eferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
During the three and nine months ended September 30, 2023, the company has recorded an income tax provision of $293,935 and $1,473,999, respectively. The Company recorded a full valuation allowance on its deferred tax asset for all periods presented. As a result, the Company’s net deferred tax assets were $0 as of September 30, 2023 and December 31, 2022.
The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception.
Net Income/(Loss) per Common Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income/(loss) per share of common stock is computed by dividing income/(loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class
method in calculating earnings per share. The remeasurement adjustment associated with the redeemable shares of Class A Common Stock is excluded from earnings per share as the redemption value approxima tes fai
r value.

The calculation of diluted income/(loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) the Private Placement. As a result, diluted earnings per share of common stock is the same as basic earnings per common stock for the periods presented. As of September 30, 2023, the warrants are exercisable to purchase 11,500,000 shares of Class A common stock in the aggregate. The following table reflects the calculation of basic and diluted net loss per share of common stock.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Class A Common Stock
Numerator: Net income/(loss) allocable to Class A Common Stock	$414,054	$114,570	$2,591,998	$(1,151,173)
Denominator: Basic and diluted weighted average shares outstanding	8,634,941	23,000,000	18,159,028	20,893,773

Basic and diluted net income/(loss) per share, Class A Common Stock	$0.05	$0.01	$0.14	$(0.06)

Class B Common Stock
Numerator: Net income/(loss) allocable to Class B Common Stock	$275,719	$28,642	$820,748	$(313,020)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000	5,750,000	5,681,319

Basic and diluted net income/(loss) per share, Class B Common Stock	$0.05	$0.01	$0.14	$(0.06)

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
Promissory Note — Related Party
On August 13, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest
bearing and payable on the earlier of (i) September 30, 2022 or (ii) the consummation of the Proposed Public Offering. During January 2022, the Company borrowed $124,500 under the Promissory Note. The amounts outstanding under the Promissory Note were paid in full at the close of the IPO. As of September 30, 2023 and December 31, 2022 the outstanding balance was $0.
Due to Related Party
The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances are due on demand and are non-interest
bearing. As of January 25, 2022, there was $25,750 due to the related party for offering costs and $87,878 due to the related party for operating costs. The outstanding balance as of September 30, 2023 and December 31, 2022 was $0.

General and Administrative Services
Commencing on the date the Units are first listed on The New York Stock Exchange (the “NYSE”), the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 30 months, assuming the Sponsor does not extend the period of time to complete an Initial Business Combination pursuant to its Certificate of Incorporation, which includes up to approximately $13,750 per month payable to the Company’s Chief Financial Officer (the “CFO”). In conjunction with the Extension Amendment Proposal, the agreement was extended to July 25, 2024. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended September 30, 2023, the Company recorded $60,000 and $180,000 of administrative fees, respectively. During the three and nine months ended September 30, 2022, the Company recorded $60,000 and $163,871 of administrative fee, respectively.
Consulting Services
The Company agreed to reimburse the Sponsor the employment costs for the CFO until the date the Units were first listed on the NYSE in an amount of approximately $13,750 a month for services rendered prior to the initial public offering. Upon completion of the Initial Public Offering, these fees are now paid via the monthly general and administrative services payment to the Sponsor. As of September 30, 2023 and December 31, 2022, no amount was outstanding on the accompanying condensed balance sheets.
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2023 and December 31, 2022, there were no amounts outstanding under the Working Capital Loans.
Profits Interest Awards
On January 25, 2022, the Sponsor granted 135,000 profits interest units in the Sponsor to certain key directors, consultants and the Chief Financial Officer in consideration for their future services to or for the benefit of the Company and for any assistance with the identification, relationship building, assessment, and assistance in the valuation of potential business combination opportunities for the Company. The profits interest units generally vest subject to the applicable holder’s continued services through the applicable vesting date, provided that upon a termination for cause or a breach of restrictive covenants, all profits interest units held by the applicable holder will be forfeited. The profit interest units have a grant date fair value of $6.54 per unit or an aggregate of $883,001 and the expense associated with these awards will be recognized over the applicable vesting period.
The Company measured the fair value of the units on the grant date of the award utilizing a valuation model which considers certain assumptions. These assumptions include the probability of completion of an initial business combination and estimated concessions. During the three and nine months ended September 30, 2023, the Company recorded $9,513 and $302,230, respectively in expense related to the profits interest units. During the three and nine months ended September 30, 2022, the Company recorded $148,784 and $401,070 in expense related to the profits interest units, respectively.
The Company was previously recognizing the aggregate profits interest expense over an
18-month
period. As a result of the approved extention proposal, which extended the SPACs lifecycle an additional 12-months, the remaining expense will be amortized ratably through July 25, 2024.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
Inflation Reduction Act of 2022 (the “IR Act”)
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal
1
% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally
1
% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.
On July 20, 2023, in connection with the implementation of the Extension, the Company’s public stockholders elected to redeem 18,355,353 Public Shares for a total of $193,768,965. As such the Company has recorded a 1% excise tax liability in the amount of $1,937,687 on the Company’s condensed balance sheets as of September 30, 2023. The liability does not impact the Company’s condensed statements of operations and is offset against additional paid-in capital or accumulated deficit if additional paid-in capital is not available. This excise tax liability can be offset by future share issuances within the same fiscal year which will be evaluated and adjusted in the period in which the issuances occur. Should the Company liquidate prior to December 31, 2023, the excise tax liability will not be due
.
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
Legal Fees
Legal fees related to a potential business combination are identified separately from normal course of business legal fees. The Company entered into an agreement whereby half of business combination legal fees are contingent upon a successful business combination and will be paid at close. As of September 30, 2023 and December 31, 2022 the Company had contingent legal fees of $284,000 and $230,500, respectively. Contingent legal payments are recorded within Other long-term liabilities on the balance sheets.
NOTE 7 — STOCKHOLDERS’ DEFICIT
Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preferred stock issued or outstanding.
Class A Common Stock — The Company is authorized to issue 200,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 4,644,647 and 23,000,000 shares respectively of the Class A Common Stock that were classified as
temporary equity in the accompanying condensed balance sheets.
Class B Common Stock — The Company is authorized to issue 24,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2023 and December 31, 2022, there were 5,750,000 shares of Class B common stock issued and outstanding.

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
Redemption of Public Warrants — Once the Public Warrants become exercisable, the Company may redeem the outstanding public warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30 -day redemption period to each Public Warrant holder; and

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
The Company account
e
d for the 24,600,000 warrants issued in connection with the Proposed Public Offering (including 11,500,000 Public Warrants and 13,100,000 Private Placement Warrants) in accordance with the guidance contained in ASC
815-40.
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

Results of Operations

All activity for the period from August 13, 2021 (inception) through September 30, 2023 were organizational activities, those necessary to prepare for the Initial Public Offering as described below and, subsequent to the closing of the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investments held in the trust account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2023 the Company’s net income increased by $546,561 to $689,773 compared to net income of $143,212 the three months ended September 30, 2022. The increase in net income is the result of an increase of $299,064 in interest income on trust investments to $1,363,130 for the three months ended September 30, 2023 compared to $1,064,066 for the three months ended September 30, 2022 due to an increase in the general interest rate environment resulting in more interest earned on the investments in trust. Total expenses decreased $278,461 to $379,422 for the three months ended September 30, 2023 compared to $657,883 for the three months ended September 30, 2022 primarily due to a decrease in professional fees and other start-up costs due to the Initial Public Offering completion in the first quarter of 2022 as well as changes in remaining useful life and related amortization expense after the Extension Agreement Proposal and its extension until July 25, 2024. The Company’s income tax accrual also increased $30,964 to $293,935 during the three months ended September 30, 2023 compared to $262,971 for the three months ended September 30, 2022. The increase is the result of the increase in the income earned on the trust account.

For the nine months ended September 30, 2023 the Company’s net income increased by $4,876,939 to $3,412,746 compared to a loss of ($1,464,193) the nine months ended September 30, 2022. The increase in net income is the result of an increase of $5,364,398 in interest income on trust investments to $6,769,588 for the nine months ended September 30, 2023 compared to $1,405,190 for the nine months ended September 30, 2022 due to an increase in the general interest rate environment resulting in more interest earned on the investments in trust. Total expenses decreased $723,569 to $1,882,843 for the nine months ended September 30, 2023 compared to $2,606,412 for the nine months ended September 30, 2022 primarily due to a decrease in professional fees and other start-up costs due to the Initial Public Offering occurring during the nine months ended September 30, 2022 as well as changes in remaining useful life and related amortization expense after the Extension Agreement Proposal and its extension until July 25, 2024. The Company also accrued $1,473,999 in income taxes during the nine months ended September 30, 2023 compared to $262,971 for the nine months ended September 30, 2022, an increase of $1,211,028. The increase is the result of the increase in the income earned on the trust account.

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

For the nine months ended September 30, 2023, cash used in operating activities was $549,354. Net income of $3,412,746 was affected by interest earned on investments held in the trust account of $6,769,588, profit interest compensation of $302,230 and changes in operating assets and liabilities provided $2,505,258 of cash for operating activities. During the nine months ended September 30, 2023, the Company’s primary uses of cash were management fees of $180,000, professional fees of $235,000, listing fees of $85,000, and travel expenses of $5,940.

As of September 30, 2023, we held investments in the trust account of $49,826,432 consisting of U.S. Treasury Bills with a maturity of 185 days or less. On July 20, 2023, the Company held a special meeting of stockholders (the “Special Meeting”). In connection with the vote to approve the Extension Amendment Proposal, the holders of 18,355,353 shares of Class A common stock of the Company properly exercised their right to redeem their shares for cash in the amount of $193.8 million. We may withdraw interest from the trust account to pay taxes, if any. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our initial business combination.

As of September 30, 2023, we held cash of $603,414 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses and structure, negotiate and complete our initial business combination.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2023.

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

The underwriters and a consultant are entitled to deferred fees in the aggregate of $0.35 per Unit, or $6,900,000 due to the underwriter and $1,150,000 due to a consultant pursuant to a consulting agreement (see below). The deferred underwriting fee and the consulting fee will become payable to the underwriters and consultant from the amounts held in the trust account solely in the event that the Company completes an initial business combination, subject to the terms of the underwriting agreement.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering”. Offering costs consist of underwriting, legal, accounting and other expenses incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. As of September 30, 2023 and December 31, 2022, there were no deferred offering costs recorded in the accompanying balance sheet.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that our disclosure controls and procedures were operating effectively.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document-this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.
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

KNIGHTSWAN ACQUISITION CORPORATION

Date: November 13, 2023	By:	/s/ Teresa Carlson
Name: Teresa Carlson
Title: Interim Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Matthew McElroy
Name: Matthew McElroy
Title: Chief Financial Officer (Principal Financial Officer)